Form 10-Q
period 1995-06-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1995-08-10
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                      Commission file number   0-15706

Enstar Income Program IV-2, L.P.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Georgia                                       58-1648318
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE ( 310) 824-9990
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS
                            ========================



                                               December 31,        June 30,
                                               -----------       ------------
                                                  1994*              1995
                                               -----------       ------------
                                                        (unaudited)

ASSETS:
  Equity in net assets of Joint Ventures:
     Enstar IV/PBD Systems Venture             $ 1,888,900       $  1,964,600
     Enstar Cable of Macoupin County               800,100            825,200
                                               -----------       ------------
                                                 2,689,000          2,789,800

  Cash and cash equivalents                        525,600            216,400

  Deferred loan costs, net                          60,100             51,800
                                               -----------       ------------
                                               $ 3,274,700       $  3,058,000
                                               ===========       ============

                     LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Note payable                                 $ 1,000,000       $  1,000,000
  Accounts payable                                  10,000             11,600
  Due to affiliates                                  2,200              3,900
                                               -----------       ------------
         TOTAL LIABILITIES                       1,012,200          1,015,500
                                               -----------       ------------
PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                 (60,500)           (62,800)
  Limited partners                               2,323,000          2,105,300
                                               -----------       ------------
         TOTAL PARTNERSHIP CAPITAL               2,262,500          2,042,500
                                               -----------       ------------
                                               $ 3,274,700       $  3,058,000
                                               ===========       ============


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================



                                                  Unaudited
                                           -----------------------
                                             Three months ended
                                                   June 30,
                                           -----------------------
                                             1994           1995
                                           --------       --------

OPERATING EXPENSES:
  General and administrative expenses      $   6,200       $   9,900
  General Partner management fees
     and reimbursed expenses                   3,700            --
                                           ---------       ---------
                                              (9,900)         (9,900)
                                           ---------       ---------
OTHER INCOME (EXPENSE):
  Interest income                              1,200           3,200
  Interest expense                           (27,600)        (31,600)
                                           ---------       ---------

                                             (26,400)        (28,400)
                                           ---------       ---------
LOSS BEFORE EQUITY IN NET INCOME
  OF JOINT VENTURES                          (36,300)        (38,300)
                                           ---------       ---------
EQUITY IN NET INCOME
  OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture            10,800          40,700
     Enstar Cable of Macoupin County           5,400          15,400
                                           ---------       ---------
                                              16,200          56,100
                                           ---------       ---------
NET INCOME (LOSS)                          $ (20,100)      $  17,800
                                           =========       =========


NET INCOME (LOSS) PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                     $    (.50)      $     .44
                                           =========       =========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD             39,848          39,848
                                           =========       =========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2 L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================



                                                       Unaudited
                                             ---------------------------
                                                   Six months ended
                                                        June 30,
                                             ---------------------------
                                                1994              1995
                                             ---------         ---------

OPERATING EXPENSES:
  General and administrative expenses        $  13,500         $  14,600
  General Partner management fees
     and reimbursed expenses                     7,600              --
                                             ---------         ---------
                                               (21,100)          (14,600)
                                             ---------         ---------
OTHER INCOME (EXPENSE):
  Interest income                                2,200             8,100
  Interest expense                             (52,200)          (62,700)
                                             ---------         ---------

                                               (50,000)          (54,600)
                                             ---------         ---------
LOSS BEFORE EQUITY IN NET INCOME
  OF JOINT VENTURES                            (71,100)          (69,200)
                                             ---------         ---------
EQUITY IN NET INCOME
  OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture              37,700            75,700
     Enstar Cable of Macoupin County             1,100            25,100
                                             ---------         ---------
                                                38,800           100,800
                                             ---------         ---------
NET INCOME (LOSS)                            $ (32,300)        $  31,600
                                             =========         =========


NET INCOME (LOSS) PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                       $    (.80)        $     .79
                                             =========         =========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD               39,848            39,848
                                             =========         =========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS
                            ========================




                                                                   Unaudited
                                                          ---------------------------
                                                               Six months ended
                                                                    June 30,
                                                          ---------------------------
                                                             1994              1995
                                                          ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ (32,300)        $  31,600
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Equity in net income of Joint Ventures               (38,800)         (100,800)
       Amortization of deferred loan costs                    8,900             8,300
       Increase (decrease) from changes in:
         Deferred loan costs                                (11,400)             --
         Accounts payable and due to affiliates              (9,200)            3,300
                                                          ---------         ---------
         Net cash used in operating activities              (82,800)          (57,600)
                                                          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Ventures                         268,500              --
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                (251,600)         (251,600)
                                                          ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS                       (65,900)         (309,200)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                    208,900           525,600
                                                          ---------         ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                        $ 143,000         $ 216,400
                                                          =========         =========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        ==============================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) for the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1995. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County, (both Georgia general partnerships, of which the Partnership is a co-general partner - herein required to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as corporate general partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $79,400 and $157,200 and reimbursement of expenses of approximately $128,500 and $252,000 under their management agreements for the three and six months ended June 30, 1995. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,100 and $8,100 in respect of its 1% special interest during the three and six months ended June 30, 1995. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Joint Ventures could negotiate for such programming services on a stand-alone basis. The Joint Ventures paid the affiliate $408,300 and $800,100 for these programming services for the three and six months ended June 30, 1995. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1995 and 1994.

                        ENSTAR INCOME PROGRAM IV-2, L.P.



3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.


4.       RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


5.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

         Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of June 30, 1995 and December 31, 1994, and the results of its operations for the three and six months ended June 30, 1995 and 1994, have been included. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.


                                          December 31,                June 30,
                                             1994*                      1995
                                        --------------            --------------
                                                       (unaudited)
Current assets                          $    1,116,700            $    1,713,500
Investment in cable television
    properties, net                          3,417,500                 2,819,500
Other assets                                    59,300                    77,600
                                        --------------            --------------
                                        $    4,593,500            $    4,610,600
                                        ==============            ==============

Current liabilities                     $      815,900            $      681,500
Venturers' capital                           3,777,600                 3,929,100
                                        --------------            --------------


                                        $    4,593,500            $    4,610,600
                                        ==============            ==============


               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                        ==============================

ENSTAR IV/PBD SYSTEMS VENTURE (CONCLUDED)

                                                                                          Unaudited
                                                                           -------------------------------------
                                                                                      Three months ended
                                                                                           June 30,
                                                                           -------------------------------------
                                                                               1994                      1995
                                                                           -------------------------------------
REVENUES                                                                   $  1,221,900             $  1,263,300
                                                                           ------------             ------------
OPERATING EXPENSES:
  Service costs                                                                 433,100                  450,700
  General and administrative expenses                                           145,600                  136,800
  General Partner management fees and reimbursed expenses                       169,700                  156,100
  Depreciation and amortization                                                 451,900                  447,800
                                                                           ------------             ------------
                                                                              1,200,300                1,191,400
                                                                           ------------             ------------
OPERATING INCOME                                                                 21,600                   71,900

OTHER INCOME (EXPENSE):
  Interest income                                                                 3,100                   13,500
  Interest expense                                                               (4,000)                  (4,000)
   Gain on sale of assets                                                           800                    -
                                                                           ------------             ------------
NET INCOME                                                                 $     21,500             $     81,400
                                                                           ============             ============

                                                                                          Unaudited
                                                                           -------------------------------------
                                                                                      Three months ended
                                                                                           June 30,
                                                                           -------------------------------------
                                                                               1994                      1995
                                                                           -------------------------------------
REVENUES                                                                   $  2,422,900             $  2,499,900
                                                                           ------------             ------------
OPERATING EXPENSES:
  Service costs                                                                 830,300                  883,200
  General and administrative expenses                                           295,500                  270,600
  General Partner management fees and reimbursed expenses                       331,800                  306,100
  Depreciation and amortization                                                 890,200                  905,400
                                                                           ------------             ------------
                                                                              2,347,800                2,365,300
                                                                           ------------             ------------
OPERATING INCOME                                                                 75,100                  134,600

OTHER INCOME (EXPENSE):
  Interest income                                                                 5,200                   23,100
  Interest expense                                                               (5,800)                  (6,200)
   Gain on sale of assets                                                           800                    -
                                                                           ------------             ------------
NET INCOME                                                                 $     75,300             $    151,500
                                                                           ============             ============

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                        ==============================


ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six months ended June 30, 1995 and 1994 have been included. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.


                                                                       December 31,            June 30,
                                                                           1994*                 1995
                                                                       ------------           -----------
                                                                                              (unaudited)
Current assets                                                        $    622,800           $  1,005,100
Investment in cable television
    properties, net                                                      2,018,800              1,724,500
Other assets                                                                 6,000                  7,700
                                                                      ------------           ------------

                                                                      $  2,647,600           $  2,737,300
                                                                      ============           ============

Current liabilities                                                   $    247,200           $    261,600
Venturers' capital                                                       2,400,400              2,475,700
                                                                      ------------           ------------

                                                                      $  2,647,600           $  2,737,300
                                                                      ============           ============


              *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)
             ===================================================



ENSTAR CABLE OF MACOUPIN COUNTY (CONCLUDED)

                                                                                      Unaudited
                                                                         ---------------------------------
                                                                                Three months ended
                                                                                      June 30,
                                                                         ---------------------------------
                                                                             1994                   1995
                                                                         ---------------------------------
REVENUES                                                                 $  401,300             $  406,200
                                                                         ----------             ----------
OPERATING EXPENSES:
  Service costs                                                             128,500                113,700
  General and administrative expenses                                        39,300                 38,300
  General Partner management fees and reimbursed expenses                    60,300                 55,900
  Depreciation and amortization                                             163,900                159,400
                                                                         ----------             ----------
                                                                            392,000                367,300
                                                                         ----------             ----------

OPERATING INCOME                                                              9,300                 38,900

OTHER INCOME (EXPENSE):
  Interest income                                                             8,500                  9,000
  Interest expense                                                           (1,700)                (1,600)
                                                                         ----------             ----------

NET INCOME                                                               $   16,100             $   46,300
                                                                         ==========             ==========


                                                                                      Unaudited
                                                                         ---------------------------------
                                                                                Three months ended
                                                                                      June 30,
                                                                         ---------------------------------
                                                                             1994                   1995
                                                                         ---------------------------------
REVENUES                                                                 $  792,900             $  805,300
                                                                         ----------             ----------

OPERATING EXPENSES:
  Service costs                                                             250,100                239,600
  General and administrative expenses                                        77,700                 70,900
  General Partner management fees and reimbursed expenses                   115,400                111,200
  Depreciation and amortization                                             358,600                321,700
                                                                         ----------             ----------
                                                                            801,800                743,400
                                                                         ----------             ----------

OPERATING INCOME (LOSS)                                                      (8,900)                61,900

OTHER INCOME (EXPENSE):
  Interest income                                                            14,600                 15,900
  Interest expense                                                           (2,400)                (2,500)
                                                                         ----------             ----------

NET INCOME                                                               $    3,300             $   75,300
                                                                         ==========             ==========

                        ENSTAR INCOME PROGRAM IV-2, L.P.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         On February 22, 1994, the Federal Communications Commission (the "FCC") announced significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993. The amended rate regulations became effective during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. Based on certain recent FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first six months of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. Specifically, the FCC recently issued a proposal that may allow cable operators to file abbreviated cost of service filings for system rebuilds and upgrades, providing for additional rate increases related to significant capital expenditures. There is also legislation currently being debated in Congress that could significantly revise the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

         All of the Partnership's cable television business operations are conducted through its participation as a general partner in both Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively the "Joint Ventures"). The Partnership has a 50% interest in Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and a one-third (1/3) interest in Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). The PBD Joint Venture is owned equally by the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P). The Macoupin Joint Venture is owned equally by the Partnership and two affiliated Partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) The Partnership participates in the Joint Ventures equally with its co-partners, based on its proportionate interest, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration, and with respect to Results of Operations, a separate discussion is provided for each entity.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures did not make distributions of cash flow to the Partnership during the three and six months ended June 30, 1995. The Partnership distributed $125,800 and $251,600 to its partners during the three and six months ended June 30, 1995.

         THE PBD JOINT VENTURE

         The Joint Venture's revenues increased by $41,400, or by 3.4%, and by $77,000, or by 3.2%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $36,600 was due to an increase in the number of subscriptions for cable service, $23,700 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $17,300 was related to increases in other revenue producing items and $2,700 was due to increases in unregulated rates charged for premium services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $38,900. Of the six months' increase, $93,600 was due to an increase in the number of subscriptions for cable service, $34,000 was related to increases in other revenue producing items, $23,700 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $3,500 was due to increases in unregulated rates charged for premium services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $77,800.

         Service costs increased by $17,600, or by 4.1%, and by $52,900, or by 6.4%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $44,700 was due to increases in programming fees charged by program suppliers (including primary satellite fees), partially offset by a $13,000 increase in capitalization of labor and overhead expense related to greater construction activity, a $7,600 decrease in repair and maintenance expense and a $5,100 decrease in property taxes. Of the six months' increase, $80,100 was due to increases in programming fees charged by program suppliers, partially offset by an $18,800 increase in capitalization of labor and overhead expense and a $10,300 reduction in pole rent expense.

         General and administrative expenses decreased by $8,800, or by 6.0%, and by $24,900, or by 8.4%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $5,400 was due to lower costs related to compliance with the 1992 Cable Act and $4,100 was due to a decrease in marketing expense. Of the six months' decrease, $17,900 was due to a decrease in marketing expense, $5,000 was due to lower costs related to compliance with the 1992 Cable Act and $3,900 was due to a decrease in professional fees.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         Management fees and reimbursed expenses decreased by $13,600, or by 8.0%, and by $25,700, or by 7.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 due to decreased reimbursable expenses allocated by the Corporate General Partner. Reimbursed expenses decreased primarily due to lower personnel costs, computer service and consulting fees, and postage, telephone and marketing expenses for the three and six months ended June 30, 1995. Management fees increased by $2,100, or by 3.4%, and by $3,800, or by 3.1%, for the three and six month periods in direct relation to increased revenues.

         Depreciation and amortization expense decreased by $4,100, or by 0.9%, and by $15,200, or by 1.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to the effect of certain intangible assets becoming fully amortized and due to the retirement of tangible assets.

         Operating income increased by $50,300 and $59,500 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, principally due to increases in revenues and capitalization of labor and overhead expense, and decreases in marketing and reimbursed expenses as described above.

         Interest income, net of interest expense, increased by $10,400 and $17,500 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to higher average investment balances and higher interest rates earned during the three and six months ended June 30, 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 38.8% to 41.1% during the three months ended June 30, 1995 and from 39.8% to 41.6% during the six months ended June 30, 1995 as compared to the corresponding 1994 periods. These increases were primarily caused by increases in revenues and capitalization of labor and overhead expense, and decreases in marketing expenses and reimbursed expenses allocated by the Corporate General Partner as described above. EBITDA increased by $46,200, or by 9.8%, and by $74,700, or by 7.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994.

         THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased by $4,900, or by 1.2%, and by $12,400, or by 1.6%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $6,200 was due to increases in the number of subscriptions for services, $5,400 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $3,200 was due to other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $9,900. Of the six months' increase, $21,600 was due to increases in the number of subscriptions for services, $7,600 was due to other revenue producing items and $5,900 was due to increases in regulated service rates permitted under the 1992 Cable Act that

                        ENSTAR INCOME PROGRAM IV-2, L.P.

were implemented by the Partnership in April 1995. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $19,700. Revenues decreased by $3,000 due to decreases in rates charged for premium services.

         Service costs decreased by $14,800, or by 11.5%, and by $10,500, or by 4.2%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represents costs directly attributable to providing cable services to customers. Of the three months' decrease, $17,900 was due to a decrease in copyright fees resulting from a change in copyright filing requirements, $4,000 was due to an increase in capitalization of labor and overhead expense and $3,500 was due to a decrease in repair and maintenance expense. These decreases were partially offset by an increase of $7,400 in programming fees charged by program suppliers (including primary satellite fees). Of the six months' decrease, $21,800 was due to a decrease in copyright fees and $5,000 was due to an increase in capitalization of labor and overhead expense related to greater construction activity. These decreases were partially offset by an increase of $13,200 in programming fees charged by program suppliers.

         General and administrative expenses decreased by $1,000, or by 2.5%, and by $6,800, or by 8.8%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. The three and six months' decreases were principally due to decreases in bad debt expense of $2,400 and $7,400, respectively.

         Management fees and reimbursed expenses decreased by $4,400, or by 7.3%, and by $4,200, or by 3.6%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to lower reimbursable expenses payable to the Corporate General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, computer service and consulting fees, and postage, telephone and marketing expenses.

         Depreciation and amortization expense decreased by $4,500, or by 2.8%, and by $36,900, or by 10.3%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, primarily due to the retirement of certain tangible and intangible assets.

         Operating income increased by $29,600 and by $70,800 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, principally due to lower copyright fees and depreciation and amortization expense as described above.

         Interest income increased by $500, or by 5.9%, and by $1,300, or by 8.9%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to higher average interest rates earned on invested cash balances during the three and six months ended June 30, 1995.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS (concluded)

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 43.2% to 48.8% for the three months ended June 30, 1995 and from 44.1% to 47.6% for the six months ended June 30, 1995 as compared to the corresponding periods in 1994. These increases were primarily caused by increased revenues and decreases in copyright fees as described above. EBITDA increased by $25,100, or by 14.5%, and by $33,900, or by 9.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         As previously stated, the FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the Joint Ventures' revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Joint Ventures have budgeted capital expenditures of approximately $1,100,000 in 1995 of which the Partnership's pro-rata share will approximate $500,000 for line extensions and upgrades of existing cable plant. Management believes that cash generated by the Joint Ventures' operations in 1995, together with available borrowings, will be adequate to fund capital expenditures and allow for continued distributions to partners. Management also believes, however, that it is essential to preserve liquidity by reserving cash for future rebuild requirements, including a planned rebuild in the community of Auburn, Illinois which is expected to cost approximately $1,500,000.

         The Partnership paid distributions totaling $125,800 and $251,600 during the three and six months ended June 30, 1995, respectively. However, there can be no assurances regarding the level, timing or continuation of future distributions beyond 1995.

         In December 1993 the Partnership obtained a $2,000,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1995, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (concluded)

The Partnership believes that it was in compliance with its loan covenants at June 30, 1995. Its commitment will decrease by $100,000 in 1995 to $1,900,000 and by $450,000 in 1996 to $1,450,000. Repayment of principal will be required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. The outstanding loan balance at June 30, 1995 was $1,000,000.

          SIX MONTHS ENDED JUNE 30, 1995 AND 1994

          Operating activities used $25,200 less cash for the six months ended June 30, 1995 than in the prior year period, primarily due to a $12,500 decrease in the payment of liabilities owed to the General Partner and third party creditors. The Partnership used $11,400 less cash during the first six months of 1995 for the payment of deferred loan costs related to the loan obtained in December, 1993. Partnership expenses used $1,300 less cash after adding back non-cash amortization of deferred loan costs and equity in net income of Joint Ventures.

          Cash provided by investing activities decreased by $268,500 in the six months ended June 30, 1995 as compared to the corresponding period in 1994, as a result of decreased distributions from the Joint Ventures.


INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                        ENSTAR INCOME PROGRAM IV-2, L.P.





PART II.     OTHER INFORMATION


ITEMS 1-5.            Not applicable.

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a)      None

                      (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        ENSTAR INCOME PROGRAM IV-2, L.P.

                         a GEORGIA LIMITED PARTNERSHIP
                         -----------------------------
                                  (Registrant)



                            By:    ENSTAR COMMUNICATIONS CORPORATION
                                   General Partner





Date:  August 9, 1995       By:     /s/ Michael K. Menerey
                                  ------------------------
                                    Michael K. Menerey,
                                    Chief Financial Officer