Form 10-Q
period 1995-09-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1995-11-13
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995
                               --------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                         Commission file number 0-15706
                                                -------

                        Enstar Income Program IV-2, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          Georgia                                                     58-1648318
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                     (I.R.S. EMPLOYER
                                                                                  IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA     90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (310) 824-9990

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS


                                                               December 31,     September 30,
                                                                   1994*            1995
                                                               ------------     -------------
                                                                                 (unaudited)
ASSETS:
   Equity in net assets of Joint Ventures:
     Enstar IV/PBD Systems Venture                              $1,888,900        $1,947,700
     Enstar Cable of Macoupin County                               800,100           842,400
                                                                ----------        ----------
                                                                 2,689,000         2,790,100

   Cash and cash equivalents                                       525,600           162,800

   Deferred loan costs, net                                         60,100            47,600
                                                                ----------        ----------
                                                                $3,274,700        $3,000,500
                                                                ==========        ==========


                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Note payable                                                 $1,000,000        $1,000,000
   Accounts payable                                                 10,000            11,100
   Due to affiliates                                                 2,200             6,200
                                                                ----------        ----------
         TOTAL LIABILITIES                                       1,012,200         1,017,300
                                                                ----------        ----------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                (60,500)          (63,300)
   Limited partners                                              2,323,000         2,046,500
                                                                ----------        ----------
         TOTAL PARTNERSHIP CAPITAL                               2,262,500         1,983,200
                                                                ----------        ----------
                                                                $3,274,700        $3,000,500
                                                                ==========        ==========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Unaudited
                                                      -------------------------
                                                          Three months ended
                                                             September 30,
                                                      -------------------------
                                                        1994            1995
                                                      ---------       ---------
OPERATING EXPENSES:
   General and administrative expenses                $   5,400       $   6,800
   General Partner management fees
     and reimbursed expenses                              4,700            --
                                                      ---------       ---------
                                                        (10,100)         (6,800)
                                                      ---------       ---------

OTHER INCOME (EXPENSE):
   Interest income                                        1,700           2,200
   Interest expense                                     (28,500)        (31,300)
                                                      ---------       ---------
                                                        (26,800)        (29,100)
                                                      ---------       ---------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURES                                    (36,900)        (35,900)
                                                      ---------       ---------
EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                       (8,600)         85,100
     Enstar Cable of Macoupin County                      7,100          17,200
                                                      ---------       ---------
                                                         (1,500)        102,300
                                                      ---------       ---------
NET INCOME (LOSS)                                     $ (38,400)      $  66,400
                                                      =========       =========
NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $    (.95)      $    1.65
                                                      =========       =========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       39,848          39,848
                                                      =========       =========





            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Unaudited
                                                      -------------------------
                                                          Nine months ended
                                                            September 30,
                                                      -------------------------
                                                         1994            1995
                                                      ---------       ---------
OPERATING EXPENSES:
   General and administrative expenses                $  18,900       $  21,400
   General Partner management fees
     and reimbursed expenses                             12,300            --
                                                      ---------       ---------
                                                        (31,200)        (21,400)
                                                      ---------       ---------
OTHER INCOME (EXPENSE):
   Interest income                                        3,900          10,300
   Interest expense                                     (80,700)        (94,000)
                                                      ---------       ---------
                                                        (76,800)        (83,700)
                                                      ---------       ---------
LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                   (108,000)       (105,100)
                                                      ---------       ---------
EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                       29,100         160,800
     Enstar Cable of Macoupin County                      8,200          42,300
                                                      ---------       ---------
                                                         37,300         203,100
                                                      ---------       ---------
NET INCOME (LOSS)                                     $ (70,700)      $  98,000
                                                      =========       =========
NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $   (1.76)      $    2.43
                                                      =========       =========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       39,848          39,848
                                                      =========       =========






               See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                Unaudited
                                                         ----------------------
                                                            Nine months ended
                                                              September 30,
                                                         ----------------------
                                                            1994         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $ (70,700)   $  98,000
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Equity in net income of Joint Ventures              (37,300)    (203,100)
       Amortization of deferred loan costs                  12,500       12,500
       Increase (decrease) from changes in:
         Deferred loan costs                               (12,600)        --
         Accounts payable and due to affiliates              1,200        5,100
                                                         ---------    ---------
         Net cash used in operating activities            (106,900)     (87,500)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                       444,500      102,000
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                              (377,300)    (377,300)
                                                         ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                      (39,700)    (362,800)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                  208,900      525,600
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                      $ 169,200    $ 162,800
                                                         =========    =========






            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) for the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1995. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $80,900 and $238,100 and reimbursement of expenses of approximately $126,600 and $378,600 under the management agreements for the three and nine months ended September 30, 1995. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,200 and $12,300 in respect of its 1% special interest during the three and nine months ended September 30, 1995. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Joint Ventures could negotiate for such programming services on a stand-alone basis. The Joint Ventures paid the affiliate $405,400 and $1,205,500 for these programming services for the three and nine months ended September 30, 1995. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1995 and 1994.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)


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

5.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

         Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994, have been included. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

                                                 December 31,       September 30,
                                                    1994*               1995
                                                 ------------       -------------
                                                                     (unaudited)
Current assets                                    $1,116,700         $1,917,000
Investment in cable television
    properties, net                                3,417,500          2,634,700
Other assets                                          59,300             78,600
                                                  ----------         ----------
                                                  $4,593,500         $4,630,300
                                                  ==========         ==========
Current liabilities                               $  815,900         $  735,100
Venturers' capital                                 3,777,600          3,895,200
                                                  ----------         ----------
                                                  $4,593,500         $4,630,300
                                                  ==========         ==========



               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)

ENSTAR IV/PBD SYSTEMS VENTURE (CONCLUDED)

                                                                       Unaudited
                                                                ------------------------
                                                                   Three months ended
                                                                      September 30,
                                                                ------------------------
                                                                   1994          1995
                                                                ----------    ----------
REVENUES                                                        $1,215,100    $1,279,000
                                                                ----------    ----------

OPERATING EXPENSES:
   Service costs                                                   440,200       435,900
   General and administrative expenses                             164,300       144,100
   General Partner management fees and reimbursed expenses         146,800       155,600
   Depreciation and amortization                                   484,500       385,800
                                                                ----------    ----------
                                                                 1,235,800     1,121,400
                                                                ----------    ----------

OPERATING INCOME (LOSS)                                            (20,700)      157,600

OTHER INCOME (EXPENSE):
   Interest income                                                   6,500        16,300
   Interest expense                                                 (2,800)       (3,800)
                                                                ----------    ----------

NET INCOME (LOSS)                                               $  (17,000)   $  170,100
                                                                ==========    ==========

                                                                       Unaudited
                                                                ------------------------
                                                                    Nine months ended
                                                                      September 30,
                                                                ------------------------
                                                                   1994          1995
                                                                ----------    ----------
REVENUES                                                        $3,638,000    $3,778,900
                                                                ----------    ----------

OPERATING EXPENSES:
   Service costs                                                 1,270,500     1,319,100
   General and administrative expenses                             459,800       414,700
   General Partner management fees and reimbursed expenses         478,600       461,700
   Depreciation and amortization                                 1,374,700     1,291,200
                                                                ----------    ----------
                                                                 3,583,600     3,486,700
                                                                ----------    ----------

OPERATING INCOME                                                    54,400       292,200

OTHER INCOME (EXPENSE):
   Interest income                                                  11,700        39,400
   Interest expense                                                 (8,600)      (10,000)
   Gain on sale of assets                                              800
                                                                ----------    ----------

NET INCOME                                                      $   58,300    $  321,600
                                                                ==========    ==========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)

ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and 1994 have been included. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

                                                December 31,      September 30,
                                                    1994*             1995
                                                ------------      -------------
                                                                   (unaudited)

Current assets                                   $  622,800        $1,061,100
Investment in cable television
    properties, net                               2,018,800         1,808,200
Other assets                                          6,000             8,700
                                                 ----------        ----------
                                                 $2,647,600        $2,878,000
                                                 ==========        ==========
Current liabilities                              $  247,200        $  350,700
Venturers' capital                                2,400,400         2,527,300
                                                 ----------        ----------
                                                 $2,647,600        $2,878,000
                                                 ==========        ==========






               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONCLUDED)

ENSTAR CABLE OF MACOUPIN COUNTY (CONCLUDED)

                                                                    Unaudited
                                                               --------------------
                                                                Three months ended
                                                                   September 30,
                                                               --------------------
                                                                 1994        1995
                                                               --------    --------
REVENUES                                                       $404,600    $422,100
                                                               --------    --------
OPERATING EXPENSES:
   Service costs                                                123,100     135,500
   General and administrative expenses                           42,100      32,200
   General Partner management fees and reimbursed expenses       54,300      56,100
   Depreciation and amortization                                171,700     155,800
                                                               --------    --------
                                                                391,200     379,600
                                                               --------    --------
OPERATING INCOME                                                 13,400      42,500

OTHER INCOME (EXPENSE):
   Interest income                                                8,800      10,600
   Interest expense                                                (800)     (1,500)
                                                               --------    --------
NET INCOME                                                     $ 21,400    $ 51,600
                                                               ========    ========


                                                                      Unaudited
                                                               ------------------------
                                                                  Nine months ended
                                                                     September 30,
                                                               ------------------------
                                                                  1994          1995
                                                               ----------    ----------
REVENUES                                                       $1,197,500    $1,227,400
                                                               ----------    ----------
OPERATING EXPENSES:
   Service costs                                                  373,200       375,100
   General and administrative expenses                            119,800       103,100
   General Partner management fees and reimbursed expenses        169,700       167,300
   Depreciation and amortization                                  530,300       477,500
                                                               ----------    ----------
                                                                1,193,000     1,123,000
                                                               ----------    ----------
OPERATING INCOME (LOSS)                                             4,500       104,400

OTHER INCOME (EXPENSE):
   Interest income                                                 23,400        26,500
   Interest expense                                                (3,200)       (4,000)
                                                               ----------    ----------
NET INCOME                                                     $   24,700    $  126,900
                                                               ==========    ==========

                         ENSTAR INCOME PROGRAM IV-2, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

             Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures distributed $102,000 to the Partnership during the three and nine months ended September 30, 1995. The Partnership distributed $125,800 and $377,300 to its partners during the three and nine months ended September 30, 1995.

         THE PBD JOINT VENTURE

         The Joint Venture's revenues increased by $63,900, or by 5.3%, and by $140,900, or by 3.9%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $59,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $34,200 was due to an increase in the number of subscriptions for cable service and $17,200 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $38,800, and a $7,700 decrease in other revenue producing items. Of the nine months' increase, $128,400 was due to an increase in the number of subscriptions for cable service, $82,700 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $26,400 was related to increases in advertising sales and other revenue producing items and $19,800 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $116,400.

         Service costs decreased by $4,300, or by 1.0%, and increased by $48,600, or by 3.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' decrease, $18,300 was due to a decrease in repair and maintenance expense, $10,000 was due to an increase in capitalization of labor and overhead costs and $7,900 was due to a decrease in personnel costs. These decreases were offset by a $37,200 increase in programming fees charged by program suppliers (including primary satellite fees). Of the nine months' increase, $117,300 was due to increases in programming fees charged by program suppliers, partially offset by a $28,800 increase in capitalization of labor and overhead costs, by a $21,200 decrease in repair and maintenance expense, by a $13,400 reduction in pole rent expense and by an $8,300 decrease in copyright fees.

         General and administrative expenses decreased by $20,200, or by 12.3%, and by $45,100, or by 9.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $5,900 was due to lower insurance premiums, $5,500 was due to a decrease in marketing expense and $3,900 was due to a decrease in customer billing expense. Of the nine months' decrease, $23,400 was due to a decrease in marketing expense, $5,600 was due to a decrease in customer billing expense and $3,700 was due to a decrease in ad sales expense. Other decreases during the three and nine month periods occurred in postage and messenger, telephone and bad debt expenses.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         Management fees and reimbursed expenses increased by $8,800, or by 6.0%, and decreased by $16,900, or by 3.5%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was primarily due to increased reimbursed expenses payable to the Corporate General Partner resulting from higher allocated marketing expenses. The nine months' decrease was primarily due to decreased reimbursed expenses including lower allocated personnel costs. Management fees increased by $3,300, or by 5.4%, and by $7,100, or by 3.9%, for the three and nine month periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased by $98,700, or by 20.4%, and by $83,500, or by 6.0%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to the effect of certain tangible assets becoming fully depreciated and intangible assets becoming fully amortized.

         Operating income increased by $178,300 and $237,800 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, principally due to increases in revenues and decreases in depreciation and amortization as described above.

         Interest income, net of interest expense, increased by $8,800 and $26,300 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to higher average investment balances and higher interest rates earned during the three and nine months ended September 30, 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 38.2% to 42.5% during the three months ended September 30, 1995 and from 39.3% to 41.9% during the nine months ended September 30, 1995 as compared to the corresponding 1994 periods. These increases were primarily caused by increases in revenues and capitalization of labor and overhead costs, and decreases in repair and maintenance expense as described above. EBITDA also increased during the nine months due to lower reimbursed expenses allocated by the Corporate General Partner. EBITDA increased by $79,600, or by 17.2%, and by $154,300, or by 10.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994.

         THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased by $17,500, or by 4.3%, and by $29,900, or by 2.5%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $14,200 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $9,400 was due to increases in the number of subscriptions for services and $3,700 was due to increases in unregulated rates charged to customers for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act,

                        ENSTAR INCOME PROGRAM IV-2, L.P.

estimated by the Joint Venture to be approximately $9,800. Of the nine months' increase, $31,300 was due to increases in the number of subscriptions for services, $20,100 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April and $8,100 was due to other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $29,600.

         Service costs increased by $12,400, or by 10.1%, and by $1,900 (less than one percent) for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represents costs directly attributable to providing cable services to customers. Of the three months' increase, $19,000 was due to an increase in copyright fees resulting from a change in copyright filing requirements, $1,300 was due to an increase in personnel expenses and $1,100 was due to an increase in pole rent expense. These increases were partially offset by an $8,200 increase in capitalization of labor and overhead costs and a $2,600 decrease in repair and maintenance expense.

         General and administrative expenses decreased by $9,900, or by 23.5%, and by $16,700, or by 13.9%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $6,800 was due to lower insurance premiums, $2,400 was due to a decrease in marketing expense and $2,300 was due to a decrease in personnel costs. Of the nine months' decrease, $6,900 was due to a decrease in bad debt expense, $5,600 was due to a decrease in marketing expense, $3,300 was due to lower insurance premiums and $2,200 was due to an increase in capitalization of labor and overhead expense. These decreases were partially offset by a $1,700 increase in repair and maintenance expense.

         Management fees and reimbursed expenses increased by $1,800, or by 3.3%, and decreased by $2,400, or by 1.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was partially due to increased reimbursed expenses payable to the Corporate General Partner resulting from higher allocated marketing expenses. The nine months' decrease was primarily due to decreased reimbursed expenses including lower allocated personnel costs, property taxes and telephone, postage and messenger expenses. Management fees for the three and nine month periods increased in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased by $15,900, or by 9.3%, and by $52,800, or by 10.0%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, primarily due to the effect of certain tangible assets becoming fully depreciated and intangible assets becoming fully amortized.

         Operating income increased by $29,100 and by $99,900 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, principally due to increased revenues and decreased depreciation and amortization expense as described above.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Interest income increased by $1,800, or by 20.5%, and by $3,100, or by 13.3%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to higher average interest rates earned on invested cash balances during the three and nine months ended September 30, 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 45.8% to 47.0% for the three months ended September 30, 1995 and from 44.7% to 47.4% for the nine months ended September 30, 1995 as compared to the corresponding periods in 1994. These increases were primarily caused by increased revenues and capitalization of labor and overhead costs as described above. EBITDA increased by $13,200, or by 7.1%, and by $47,100, or by 8.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a significant negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

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

         The Partnership paid distributions totaling $125,800 and $377,300 during the three and nine months ended September 30, 1995, respectively. However, there can be no assurances regarding the level, timing or continuation of future distributions beyond 1995.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         In December 1993 the Partnership obtained a $2,000,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1995, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with its loan covenants at September 30, 1995. The aggregate commitment under the Facility will decrease by $100,000 in 1995 to $1,900,000 and by $450,000 in 1996 to $1,450,000. Repayment
of principal will be required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. The outstanding loan balance at September 30, 1995 was $1,000,000.

           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

           Operating activities used $19,400 less cash for the nine months ended September 30, 1995 than in the prior year period, primarily due to a $12,600 decrease in the payment of deferred loan costs related to the loan obtained in December 1993. The Partnership used $3,900 less cash for the payment of liabilities owed to the General Partner and third party creditors during the nine months ended September 30, 1995 than in the corresponding 1994 period. Partnership expenses used $2,900 less cash after adding back non-cash equity in net income of Joint Ventures.

           Cash provided by investing activities decreased by $342,500 in the nine months ended September 30, 1995 as compared to the equivalent period in 1994 as a result of decreased distributions from the Joint Ventures.

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

                                          By:  ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner

Date: November 6, 1995                    By:   /s/ Michael K. Menerey
                                                ----------------------
                                                Michael K. Menerey,
                                                Chief Financial Officer