Form 10-Q
period 1996-06-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1996-08-12
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   __________________________________________

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                                --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                      Commission file number   0-15706
                                             ------------

Enstar Income Program IV-2, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                    58-1648318
- -------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA      90024
- -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code   (310) 824-9990
                                                    ---------------------------

- -------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================

                                                                        December 31,                June 30,
                                                                            1995*                    1996
                                                                       --------------           -------------
                                                                                                 (unaudited)
ASSETS:
  Cash and cash equivalents                                            $      238,200           $     916,000
                                                                       --------------           -------------
  Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                         1,772,100               1,315,900
      Enstar Cable of Macoupin County                                         828,100                 515,500
                                                                       --------------           -------------
                                                                            2,600,200               1,831,400

  Deferred loan costs, net                                                     43,400                  35,000
                                                                       --------------           -------------
                                                                       $    2,881,800           $   2,782,400
                                                                       ==============           =============


                                             LIABILITIES AND PARTNERSHIP CAPITAL
                                             -----------------------------------

LIABILITIES:
  Note payable                                                         $    1,000,000           $   1,000,000
  Accounts payable                                                             13,600                  15,400
  Due to affiliates                                                             5,400                   6,900
                                                                       --------------           -------------

      TOTAL LIABILITIES                                                     1,019,000               1,022,300
                                                                       --------------           -------------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                            (64,500)                (65,500)
  Limited partners                                                          1,927,300               1,825,600
                                                                       --------------           -------------

      TOTAL PARTNERSHIP CAPITAL                                             1,862,800               1,760,100
                                                                       --------------           -------------

                                                                       $    2,881,800           $   2,782,400
                                                                       ==============           =============

               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================


                                                                                       Unaudited
                                                                           -----------------------------------
                                                                                   Three months ended
                                                                                        June 30,
                                                                           -----------------------------------
                                                                               1995                   1996
                                                                           ------------           ------------
OPERATING EXPENSES:
  General and administrative expenses                                      $      9,900           $     10,500
                                                                           ------------           ------------
                                                                                 (9,900)               (10,500)
                                                                           ------------           ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                 3,200                  9,500
  Interest expense                                                              (31,600)               (29,300)
                                                                           ------------           ------------

                                                                                (28,400)               (19,800)
                                                                           ------------           ------------

LOSS BEFORE EQUITY IN NET INCOME
  OF JOINT VENTURES                                                             (38,300)               (30,300)
                                                                           ------------           ------------

EQUITY IN NET INCOME
  OF JOINT VENTURES:
    Enstar IV/PBD Systems Venture                                                40,700                114,900
    Enstar Cable of Macoupin County                                              15,400                 18,600
                                                                           ------------           ------------

                                                                                 56,100                133,500
                                                                           ------------           ------------

NET INCOME                                                                 $     17,800           $    103,200
                                                                           ============           ============

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                     $        .44           $       2.56
                                                                           ============           ============

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                                39,848                 39,848
                                                                           ============           ============





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================


                                                                                      Unaudited
                                                                           -----------------------------------
                                                                                  Six months ended
                                                                                       June 30,
                                                                           -----------------------------------
                                                                              1995                    1996
                                                                           -----------           -------------
OPERATING EXPENSES:
  General and administrative expenses                                      $    14,600           $      17,100
                                                                           -----------           -------------
                                                                               (14,600)                (17,100)
                                                                           -----------           -------------

OTHER INCOME (EXPENSE):
  Interest income                                                                8,100                  13,700
  Interest expense                                                             (62,700)                (59,100)
                                                                           -----------           -------------

                                                                               (54,600)                (45,400)
                                                                           -----------           -------------

LOSS BEFORE EQUITY IN NET INCOME
  OF JOINT VENTURES                                                            (69,200)                (62,500)
                                                                           -----------           -------------

EQUITY IN NET INCOME
  OF JOINT VENTURES:
    Enstar IV/PBD Systems Venture                                               75,700                 173,800
    Enstar Cable of Macoupin County                                             25,100                  37,400
                                                                           -----------           -------------

                                                                               100,800                 211,200
                                                                           -----------           -------------

NET INCOME                                                                 $    31,600           $     148,700
                                                                           ===========           =============

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                     $       .79           $        3.69
                                                                           ===========           =============

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                               39,848                  39,848
                                                                           ===========           =============





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================

                                                                                        Unaudited
                                                                           ------------------------------------
                                                                                    Six months ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                               1995                    1996
                                                                           -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $      31,600           $    148,700
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Equity in net income of Joint Ventures                                   (100,800)              (211,200)
       Amortization of deferred loan costs                                         8,300                  8,400
       Increase from changes in:
         Accounts payable and due to affiliates                                    3,300                  3,400
                                                                           -------------           ------------

         Net cash used in operating activities                                   (57,600)               (50,700)
                                                                           -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Ventures                                                -                    980,000
                                                                           -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                     (251,600)              (251,500)
                                                                           -------------           ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (309,200)               677,800
                                                                           -------------           ------------

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                         525,600                238,200
                                                                           -------------           ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                         $     216,400           $    916,000
                                                                           =============           ============





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =======================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1996. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the joint venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $83,400 and $164,000 and reimbursement of expenses of approximately $119,300 and $225,600 under the management agreements for the three and six months ended June 30, 1996. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,400 and $8,700 in respect of its 1% special interest during the three and six months ended June 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Ventures also receive certain systems operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliates' operational costs. The total amount charged to the Joint Ventures for these costs approximated $28,900 and 54,100 in the three and six months ended June 30, 1996. No management fee is payable to the affiliate by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)
                    =======================================

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

         Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Joint Ventures could negotiate for such programming services on a stand-alone basis. The Joint Ventures paid the affiliate $412,400 and $814,900 for these programming services for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996 and 1995.


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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================

5.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

         Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995, have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.


                                                                       December 31,               June 30,
                                                                           1995*                    1996
                                                                      ---------------           -------------
                                                                                                 (unaudited)
Current assets                                                        $     1,525,900           $   1,354,600
Investment in cable television
   properties, net                                                          2,587,100               1,985,600
Other assets                                                                   75,300                  71,000
                                                                      ---------------           -------------

                                                                      $     4,188,300           $   3,411,200
                                                                      ===============           =============

Current liabilities                                                   $       644,300           $     779,400
Venturers' capital                                                          3,544,000               2,631,800
                                                                      ---------------           -------------

                                                                      $     4,188,300           $   3,411,200
                                                                      ===============           =============





               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    =======================================

ENSTAR IV/PBD SYSTEMS VENTURE (CONCLUDED)

                                                                                      Unaudited
                                                                         ------------------------------------
                                                                                  Three months ended
                                                                                       June 30,
                                                                         ------------------------------------
                                                                              1995                  1996
                                                                         -------------          -------------
REVENUES                                                                 $   1,263,300          $   1,312,700
                                                                         -------------          -------------
OPERATING EXPENSES:
  Service costs                                                                450,700                457,900
  General and administrative expenses                                          136,800                182,700
  General Partner management fees and reimbursed expenses                      156,100                146,600
  Depreciation and amortization                                                447,800                300,700
                                                                         -------------          -------------
                                                                             1,191,400              1,087,900
                                                                         -------------          -------------
OPERATING INCOME                                                                71,900                224,800

OTHER INCOME (EXPENSE):
  Interest income                                                               13,500                 10,200
  Interest expense                                                              (4,000)                (3,800)
  Loss on sale of assets                                                          -                    (1,500)
                                                                         -------------          -------------
NET INCOME                                                               $      81,400          $     229,700
                                                                         =============          =============


                                                                                      Unaudited
                                                                         ------------------------------------
                                                                                    Six months ended
                                                                                        June 30,
                                                                         ------------------------------------
                                                                             1995                    1996
                                                                         -------------          -------------
REVENUES                                                                 $   2,499,900          $   2,584,400
                                                                         -------------          -------------
OPERATING EXPENSES:
  Service costs                                                                883,200                925,100
  General and administrative expenses                                          270,600                381,900
  General Partner management fees and reimbursed expenses                      306,100                283,500
  Depreciation and amortization                                                905,400                659,800
                                                                         -------------          -------------
                                                                             2,365,300              2,250,300
                                                                         -------------          -------------

OPERATING INCOME                                                               134,600                334,100
OTHER INCOME (EXPENSE):
  Interest income                                                               23,100                 21,800
  Interest expense                                                              (6,200)                (6,800)
  Loss on sale of assets                                                          -                    (1,500)
                                                                         -------------          -------------
NET INCOME                                                               $     151,500          $     347,600
                                                                         =============          =============

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    =======================================

ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995 have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

                                                                       December 31,               June 30
                                                                           1995*                    1996
                                                                      ---------------           -------------
                                                                                                 (unaudited)
Current assets                                                        $     1,110,000           $     338,100
Investment in cable television
   properties, net                                                          1,722,800               1,459,300
Other assets                                                                    7,300                   7,400
                                                                      ---------------           -------------

                                                                      $     2,840,100           $   1,804,800
                                                                      ===============           =============

Current liabilities                                                   $       355,500           $     258,300
Venturers' capital                                                          2,484,600               1,546,500
                                                                      ---------------           -------------
                                                                      $     2,840,100           $   1,804,800
                                                                      ===============           =============





               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    =======================================

ENSTAR CABLE OF MACOUPIN COUNTY

                                                                                       Unaudited
                                                                         -----------------------------------
                                                                                  Three months ended
                                                                                       June 30,
                                                                         -----------------------------------
                                                                              1995                  1996
                                                                         -------------          ------------
REVENUES                                                                 $     406,200          $    444,800
                                                                         -------------          ------------
OPERATING EXPENSES:
  Service costs                                                                113,700               142,100
  General and administrative expenses                                           38,300                35,000
  General Partner management fees and reimbursed expenses                       55,900                60,500
  Depreciation and amortization                                                159,400               153,200
                                                                         -------------          ------------
                                                                               367,300               390,800
                                                                         -------------          ------------
OPERATING INCOME                                                                38,900                54,000

OTHER INCOME (EXPENSE):
  Interest income                                                                9,000                 3,700
  Interest expense                                                              (1,600)               (2,700)
  Gain on sale of assets                                                          -                      600
                                                                         -------------          ------------
NET INCOME                                                               $      46,300          $     55,600
                                                                         =============          ============



                                                                                      Unaudited
                                                                         -----------------------------------
                                                                                  Six months ended
                                                                                       June 30,
                                                                         -----------------------------------
                                                                              1995                 1996
                                                                         -------------          ------------
REVENUES                                                                 $     805,300          $    870,000
                                                                         -------------          ------------
OPERATING EXPENSES:
  Service costs                                                                239,600               271,700
  General and administrative expenses                                           70,900                76,300
  General Partner management fees and reimbursed expenses                      111,200               114,800
  Depreciation and amortization                                                321,700               305,000
                                                                         -------------          ------------
                                                                               743,400               767,800
                                                                         -------------          ------------
OPERATING INCOME                                                                61,900               102,200

OTHER INCOME (EXPENSE):
  Interest income                                                               15,900                13,100
  Interest expense                                                              (2,500)               (3,800)
  Gain on sale of assets                                                          -                      600
                                                                         -------------          ------------
NET INCOME                                                               $      75,300          $    112,100
                                                                         =============          ============

                        ENSTAR INCOME PROGRAM IV-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership for the year ended December 31, 1995. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $400,000 and $980,000 to the Partnership during the three and six months ended June 30, 1996. The Partnership distributed $125,700 and $251,500 to its partners during the three and six months ended June 30, 1996.

         THE PBD JOINT VENTURE

         The Joint Venture's revenues increased from $1,263,300 to $1,312,700, or by 3.9%, and from $2,499,900 to $2,584,400, or by 3.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $49,400 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $63,900 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter of both 1995 and 1996 and $7,900 resulted from increases in other revenue producing items consisting primarily of advertising sales. These increases were partially offset by a $22,400 decrease as a result of a reduction in the number of subscriptions for service. Of the $84,500 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $100,500 was due to increases in regulated service rates that were implemented by the Partnership as discussed above and $15,400 resulted from increases in other revenue producing items. These increases were partially offset by a $31,400 decrease as a result of a reduction in the number of subscriptions for service. As of June 30, 1996, the Joint Venture had approximately 13,900 homes subscribing to cable service and 4,800 premium service units.

         Service costs increased from $450,700 to $457,900, or by 1.6%, and from $883,200 to $925,100, or by 4.7%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $7,200 increase in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $7,300 was due to an increase in personnel costs, $3,800 was due to an increase in copyright fees and $2,300 was due to an increase in programming fees. These increases were partially offset by a $2,900 decrease in repair and maintenance expense and a $2,600 decrease in franchise fees. Of the $41,900 increase in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $20,100 was due to an increase in personnel costs, $12,800 was due to a decrease in capitalization of labor and overhead expense resulting from fewer capital projects during the 1996 period, $11,500 was due to an increase in copyright fees and $7,500 was due to an increase in programming fees. These increases were partially offset by a $12,500 decrease in repair and maintenance expense.

         General and administrative expenses increased from $136,800 to $182,700, or by 33.6%, and from $270,600 to $381,900, or by 41.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $45,900 increase for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $22,500 was due to expenses allocated by an affiliate of the General Partner (for operational management services), $9,900 was due to an increase in personnel costs, $6,500 was due to an increase in bad debt expense and $5,100 was due to an increase in telephone expense. These increases were partially offset by a $3,100 increase in capitalization of labor and overhead expense. Of

                        ENSTAR INCOME PROGRAM IV-2, L.P.

the $111,300 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $42,500 was due to expenses allocated by an affiliate of the General Partner (for operational management services), $18,800 was due to an increase in personnel costs, $14,600 was due to higher insurance premiums, $11,700 was due to an increase in marketing expense, $11,300 was due to an increase in bad debt expense and $7,500 was due to an increase in telephone expense.

         Management fees and reimbursed expenses decreased from $156,100 to $146,600, or by 6.1%, and from $306,100 to $283,500, or by 7.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses decreased by $11,900 and $26,800 for the three and six months ended June 30, 1996 from the corresponding 1995 periods, primarily due to lower allocated personnel costs and marketing expense. Management fees increased by $2,400 and $4,200 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $447,800 to $300,700, or by 32.9%, and from $905,400 to $659,800, or by 27.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $71,900 to $224,800, or by 182%, and from $134,600 to $334,100, or by 148%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, decreased from $9,500 to $6,400, or by 32.6%, and from $16,900 to $15,000, or by 11.2%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to lower average cash balances available for investment.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 41.1% to 40.0% and from 41.6% to 38.5% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. These decreases were primarily caused by increases in general and administrative expenses as described above. EBITDA increased from $519,700 to $525,500, or by 1.1%, and decreased from $1,040,000 to $993,900, or by 4.4% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased from $406,200 to $444,800, or by 9.5%, and from $805,300 to $870,000, or by 8.0%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $38,600 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $32,800 was due to increases in regulated service rates that were implemented by the Partnership in each of April 1995 and 1996 and $7,700 resulted from

                        ENSTAR INCOME PROGRAM IV-2, L.P.

increases in advertising sales and other revenue producing items. These increases were partially offset by a $1,900 decrease as a result of a reduction in the number of subscriptions for service. Of the $64,700 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $57,400 was due to increases in regulated service rates that were implemented by the Partnership as discussed above and $10,200 resulted from increases in advertising sales and other revenue producing items. These increases were partially offset by a $2,900 decrease as a result of a reduction in the number of subscriptions for service. As of June 30, 1996, the Joint Venture had approximately 4,500 homes subscribing to cable service and 2,100 premium service units.

         Service costs increased from $113,700 to $142,100, or by 25.0%, and from $239,600 to $271,700, or by 13.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $28,400 increase in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $28,900 was due to an increase in copyright fees and $9,900 was due an increase in personnel costs. These increases were partially offset by an increase of $14,800 in capitalization of labor and overhead expense due to a greater number of capital projects during the quarter ended June 30, 1996. Of the $32,100 increase in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $28,800 was due to an increase in copyright fees, $14,300 was due to an increase in personnel costs and $7,300 was due to an increase in programming fees charged by program suppliers (including primary satellite fees). These increases were partially offset by an increase of $21,000 in capitalization of labor and overhead expense due to a greater number of capital projects during the six month period.

         General and administrative expenses decreased from $38,300 to $35,000, or by 8.6%, and increased from $70,900 to $76,300, or by 7.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $3,300 decrease for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $5,300 was due to an increase in capitalization of labor and overhead expense, $2,800 was due to a decrease in customer billing expense, $2,300 was due to a decrease in postage and messenger expense and $2,100 was due to a decrease in bad debt expense. These decreases were partially offset by a $4,400 increase in marketing expense, a $2,100 increase in re-regulation expense and a $1,700 increase in personnel costs. Of the $5,400 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $5,500 was due to an increase in marketing expense, $3,800 was due to an increase in personnel costs, $1,900 was due to an increase in bad debt expense and $1,500 was due to an increase in advertising sales expense. These increases were partially offset by a $5,400 increase in capitalization of labor and overhead expense and a $2,600 decrease in postage and messenger expense.

         Management fees and reimbursed expenses increased from $55,900 to $60,500, or by 8.2%, and from $111,200 to $114,800, or by 3.2%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $2,700 and by $400 for the three and six months ended June 30, 1996 from the corresponding 1995 periods, primarily due to higher allocated personnel costs, rent expense and professional fees. Management fees increased by $1,900 and $3,200 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Depreciation and amortization expense decreased from $159,400 to $153,200, or by 3.9%, and from $321,700 to $305,000, or by 5.2%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $38,900 to $54,000, or by 38.8%, and from $61,900 to $102,200, or by 65.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, decreased from $7,400 to $1,000, or by 86.5%, and from $13,400 to $9,300, or by 30.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to lower average cash balances available for investment.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 48.8% to 46.6% and from 47.6% to 46.8% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. EBITDA increased from $198,300 to $207,200, or by 4.5%, and from $383,600 to $407,200, or by 6.2%, for the three and six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to increased revenues as described above.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Joint Ventures have budgeted capital expenditures of approximately $1,242,000 in 1996 of which the Partnership's pro-rata share will approximate $446,000 for line extensions, rebuild and upgrades of existing cable plant. Management believes that cash generated by the Joint Ventures' operations in 1996, together with available borrowings, will be adequate to fund capital expenditures and allow for continued distributions to partners for the balance of the year. Management also believes, however, that it is essential to preserve liquidity by reserving cash for future rebuild requirements, including a planned rebuild in the community of Auburn, Illinois which is expected to cost approximately $1,500,000.

         The Partnership paid distributions totaling $125,700 and $251,500 during the three and six months ended June 30, 1996. However, there can be no assurances regarding the level, timing or continuation of future distributions beyond 1996.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         In December, 1993 the Partnership obtained from a lender a $2,000,000 revolving bank credit agreement (the "Facility") maturing on June 30, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1995, payable at the end of each fiscal quarter. The Partnership will be permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership will also be required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership was in compliance with the loan covenants at June 30, 1996. Its commitment will decrease by $450,000 in 1996 to $1,450,000, and since the outstanding amount at June 30, 1996 is $1,000,000, no principal payments of debt are due in 1996.

          SIX MONTHS ENDED JUNE 30, 1996 AND 1995

          Operating activities used $6,900 less cash for the six months ended June 30, 1996 compared with the prior year period, primarily because the Partnership provided $6,800 of additional cash after adding back non-cash amortization of deferred loan costs and equity in net income of Joint Ventures and a $100 increase in cash provided by accounts payable and due to affiliates.

          Cash provided by investing activities increased by $980,000 in the six months ended June 30, 1996 as compared to the corresponding period in 1995, as a result of increased distributions from the Joint Ventures. Cash used by financing activities decreased by $100 in the six months ended June 30, 1996 as compared to the corresponding period in 1995 due to a decrease in distributions to the partners.


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



                                        By:  ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner





Date: August 7, 1996                    By:   /s/ Michael K. Menerey
                                              ---------------------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer