Form 10-Q
period 1996-09-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1996-11-13
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


                      Commission file number   0-15706

  Enstar Income Program IV-2, L.P.
  -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                    58-1648318
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles,   CA     90024
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code    (310) 824-9990

--------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================

                                                                  December 31,       September 30,
                                                                     1995*               1996
                                                                  ------------       -------------
 ASSETS:                                                                             (unaudited)
    Cash and cash equivalents                                     $  238,200         $  766,100
                                                                  ----------         ----------
    Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                1,772,100          1,516,800
      Enstar Cable of Macoupin County                                828,100            549,500
                                                                  ----------         ----------
                                                                   2,600,200          2,066,300

    Deferred loan costs, net                                          43,400             30,700
                                                                  ----------         ----------
                                                                  $2,881,800         $2,863,100
                                                                  ==========         ==========


                              LIABILITIES AND PARTNERSHIP CAPITAL

 LIABILITIES:
    Note payable                                                  $1,000,000         $1,000,000
    Accounts payable                                                  13,600             15,900
    Due to affiliates                                                  5,400              7,300
                                                                  ----------         ----------
         TOTAL LIABILITIES                                         1,019,000          1,023,200
                                                                  ----------         ----------

 PARTNERSHIP CAPITAL (DEFICIT):
    General partners                                                 (64,500)           (64,800)
    Limited partners                                               1,927,300          1,904,700
                                                                  ----------         ----------

         TOTAL PARTNERSHIP CAPITAL                                 1,862,800          1,839,900
                                                                  ----------         ----------

                                                                  $2,881,800         $2,863,100
                                                                  ==========         ==========




               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================



                                                                                   Unaudited
                                                                            ----------------------
                                                                              Three months ended
                                                                                 September 30,
                                                                            ----------------------
                                                                            1995              1996
                                                                            ----------------------
 OPERATING EXPENSES:
   General and administrative expenses                                    $ (6,800)        $ (8,700)
                                                                          --------         --------

 OTHER INCOME (EXPENSE):
   Interest income                                                           2,200            8,400
   Interest expense                                                        (31,300)         (28,900)
                                                                          --------         --------

                                                                           (29,100)         (20,500)
                                                                          --------         --------

 LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                       (35,900)         (29,200)
                                                                          --------         --------

 EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                          85,100          201,000
     Enstar Cable of Macoupin County                                        17,200           33,900
                                                                          --------         --------

                                                                           102,300          234,900
                                                                          --------         --------

 NET INCOME                                                               $ 66,400         $205,700
                                                                          ========         ========


 NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                   $   1.65         $   5.11
                                                                          ========         ========

 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                          39,848           39,848
                                                                          ========         ========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================



                                                                                   Unaudited
                                                                              --------------------
                                                                               Nine months ended
                                                                                  September 30,
                                                                              --------------------
                                                                              1995            1996
                                                                              ----            ----
 OPERATING EXPENSES:
   General and administrative expenses                                    $ (21,400)        $(25,800)
                                                                          ---------         --------
 OTHER INCOME (EXPENSE):
   Interest income                                                           10,300           22,100
   Interest expense                                                         (94,000)         (88,000)
                                                                          ---------         --------

                                                                            (83,700)         (65,900)
                                                                          ---------         --------
 LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                       (105,100)         (91,700)
                                                                          ---------         --------
 EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                          160,800          374,800
     Enstar Cable of Macoupin County                                         42,300           71,300
                                                                          ---------         --------

                                                                            203,100          446,100
                                                                          =========         ========

 NET INCOME                                                               $  98,000         $354,400
                                                                          =========         ========

 NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                   $    2.43         $   8.80
                                                                          =========         ========
 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                           39,848           39,848
                                                                          =========         ========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS





                                                                                        Unaudited
                                                                            --------------------------------
                                                                                     Nine months ended
                                                                                       September 30,
                                                                            --------------------------------
                                                                               1995                  1996
                                                                            ----------            ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   98,000            $  354,400
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Equity in net income of Joint Ventures                                 (203,100)             (446,100)
       Amortization of deferred loan costs                                      12,500                12,700
       Increase from changes in:
         Accounts payable and due to affiliates                                  5,100                 4,200
                                                                            ----------            ----------
         Net cash used in operating activities                                 (87,500)              (74,800)
                                                                            ----------            ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                           102,000               980,000
                                                                            ----------            ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                  (377,300)             (377,300)
                                                                            ----------            ----------
 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                (362,800)              527,900

 CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      525,600               238,200
                                                                            ----------            ----------
 CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                         $  162,800            $  766,100
                                                                            ==========            ==========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =======================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1996. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the joint venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $85,700 and $249,700 and reimbursement of expenses of approximately $122,800 and $348,400 under the management agreements for the three and nine months ended September 30, 1996. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,600 and $13,300 in respect of its 1% special interest during the three and nine months ended September 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Ventures also receive certain systems operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliates' operational costs. The total amount charged to the Joint Ventures for these costs approximated $1,600 and $55,700 in the three and nine months ended September 30, 1996. No management fee is payable to the affiliate by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================

1.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES
         (CONCLUDED)

         Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Joint Ventures could negotiate for such programming services on a stand-alone basis. The Joint Ventures paid the affiliate $416,200 and $1,231,100 for these programming services for the three and nine months ended September 30, 1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996 and 1995.


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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================

5.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

                 Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995, have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.


                                                                     December 31,          September 30,
                                                                        1995*                  1996
                                                                    -------------          -------------
                                                                                            (unaudited)
 Current assets                                                     $   1,525,900          $   1,908,900
 Investment in cable television
      properties, net                                                   2,587,100              1,892,300
 Other assets                                                              75,300                 75,500
                                                                    -------------          -------------
                                                                    $   4,188,300          $   3,876,700
                                                                    =============          =============
 Current liabilities                                                $     644,300          $     843,000
 Venturers' capital                                                     3,544,000              3,033,700
                                                                    -------------          -------------
                                                                    $   4,188,300          $   3,876,700
                                                                    =============          =============





               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)
                    =======================================

ENSTAR IV/PBD SYSTEMS VENTURE (CONCLUDED)

                                                                      Unaudited
                                                            ----------------------------
                                                                 Three months ended
                                                                    September 30,
                                                            ----------------------------
                                                                1995            1996
                                                            ----------------------------
REVENUES                                                    $ 1,279,000      $ 1,340,900
                                                            -----------      -----------
OPERATING EXPENSES:
  Service costs                                                 435,900          467,900
  General and administrative expenses                           144,100          147,500
  General Partner management fees and reimbursed expenses       155,600          149,100
  Depreciation and amortization                                 385,800          183,600
                                                            -----------      -----------
                                                              1,121,400          948,100
                                                            -----------      -----------
OPERATING INCOME                                                157,600          392,800

OTHER INCOME (EXPENSE):
  Interest income                                                16,300           12,900
  Interest expense                                               (3,800)          (3,800)
                                                            -----------      -----------
NET INCOME                                                  $   170,100      $   401,900
                                                            ===========      ===========

                                                                      Unaudited
                                                            ----------------------------
                                                                  Nine months ended
                                                                    September 30,
                                                            ----------------------------
                                                                1995            1996
                                                            ----------------------------
REVENUES                                                    $ 3,778,900      $ 3,925,300
                                                            -----------      -----------
OPERATING EXPENSES:
  Service costs                                               1,319,100        1,393,000
  General and administrative expenses                           414,700          529,400
  General Partner management fees and reimbursed expenses       461,700          432,600
  Depreciation and amortization                               1,291,200          843,400
                                                            -----------      -----------
                                                              3,486,700        3,198,400
                                                            -----------      -----------
OPERATING INCOME                                                292,200          726,900

OTHER INCOME (EXPENSE):
  Interest income                                                39,400           34,700
  Interest expense                                              (10,000)         (10,600)
  Loss on sale of assets                                           -              (1,500)
                                                            -----------      -----------
NET INCOME                                                  $   321,600      $   749,500
                                                            ===========      ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================


ENSTAR CABLE OF MACOUPIN COUNTY

                 Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.

                                                                     December 31,         September 30,
                                                                         1995*                  1996
                                                                    -------------          -------------
                                                                                            (unaudited)
 Current assets                                                     $   1,110,000          $     429,700
 Investment in cable television
      properties, net                                                   1,722,800              1,539,900
 Other assets                                                               7,300                  6,500
                                                                    -------------          -------------
                                                                    $   2,840,100          $   1,976,100
                                                                    =============          =============
 Current liabilities                                                $     355,500          $     327,700
 Venturers' capital                                                     2,484,600              1,648,400
                                                                    -------------          -------------
                                                                    $   2,840,100          $   1,976,100
                                                                    =============          =============





               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                   ========================================


ENSTAR CABLE OF MACOUPIN COUNTY

                                                                                        Unaudited
                                                                            --------------------------------
                                                                                     Three months ended
                                                                                       September 30,
                                                                            --------------------------------
                                                                               1995                  1996
                                                                            ----------            ----------
 REVENUES                                                                   $  422,100            $  463,900
 OPERATING EXPENSES:
   Service costs                                                               135,500               130,300
   General and administrative expenses                                          32,200                15,500
   General Partner management fees and reimbursed expenses                      56,100                64,000
   Depreciation and amortization                                               155,800               152,700
                                                                            ----------            ----------
                                                                               379,600               362,500
                                                                            ----------            ----------
 OPERATING INCOME                                                               42,500               101,400

 OTHER INCOME (EXPENSE):
   Interest income                                                              10,600                 3,200
   Interest expense                                                             (1,500)               (2,700)
                                                                            ----------            ----------
 NET INCOME                                                                 $   51,600            $  101,900
                                                                            ==========            ==========

                                                                                        Unaudited
                                                                            --------------------------------
                                                                                     Nine months ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                1995                1996
                                                                            ------------        ------------
 REVENUES                                                                   $  1,227,400        $  1,333,900
                                                                            ------------        ------------
 OPERATING EXPENSES:
    Service costs                                                                375,100             402,000
    General and administrative expenses                                          103,100              91,800
    General Partner management fees and reimbursed expenses                      167,300             178,800
    Depreciation and amortization                                                477,500             457,700
                                                                            ------------        ------------
                                                                               1,123,000           1,130,300
                                                                            ------------        ------------
 OPERATING INCOME                                                                104,400             203,600

 OTHER INCOME (EXPENSE):
    Interest income                                                               26,500              16,300
    Interest expense                                                              (4,000)             (6,500)
    Gain on sale of assets                                                             -                 600
                                                                            ------------        ------------
 NET INCOME                                                                 $    126,900        $    214,000
                                                                            ============        ============

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures did not make any distributions during the three months and made distributions totaling $980,000 to the Partnership during the nine months ended September 30, 1996. The Partnership distributed $125,800 and $377,300 to its partners during the three and nine months ended September 30, 1996.

         THE PBD JOINT VENTURE

         The Joint Venture's revenues increased from $1,279,000 to $1,340,900, or by 4.8%, and from $3,778,900 to $3,925,300, or by 3.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $61,900 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $62,900 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter of 1996 and $20,000 resulted from increases in other revenue producing items consisting primarily of advertising sales. These increases were partially offset by a decrease of $21,000 due to decreases in the number of subscriptions for service. Of the $146,400 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $163,400 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996 and $35,300 resulted from increases in other revenue producing items including advertising sales. These increases were partially offset by a decrease of $52,300 due to decreases in the number of subscriptions for service. As of September 30, 1996, the Joint Venture had approximately 13,500 homes subscribing to cable service and 4,800 premium service units.

         Service costs increased from $435,900 to $467,900, or by 7.3%, and from $1,319,100 to $1,393,000, or by 5.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $32,000 increase in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $19,700 was due to an increase in copyright fees, $16,000 was due to an increase in personnel costs and $5,100 was due to an increase in repair and maintenance expense. These increases were partially offset by a $7,000 increase in capitalization of labor and overhead expense due to a greater number of capital projects during the three month period. Of the $73,900 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $36,100 was due to an increase in personnel costs, $31,200 was due to an increase in copyright fees, $8,200 was due to an increase in programming fees and $5,800 was due to a decrease in capitalization of labor and overhead expense resulting from fewer capital projects during the 1996 period. These increases were partially offset by a $7,400 decrease in repair and maintenance expense.

         General and administrative expenses increased from $144,100 to $147,500, or by 2.4%, and from $414,700 to $529,400, or by 27.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $3,400 increase for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $9,000 was due to an increase in marketing expense and $6,900 was due to an increase in personnel costs. These increases were partially offset by a $7,000 decrease

                        ENSTAR INCOME PROGRAM IV-2, L.P.

in bad debt expense, $2,800 due to lower insurance premiums and $1,700 due to a decrease in professional fees. Of the $114,700 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $42,700 was due to expenses allocated by an affiliate of the General Partner (for operational management services), $25,700 was due to an increase in personnel costs, $20,700 was due to an increase in marketing expense, $12,200 was due to an increase in telephone expense and $11,800 was due to higher insurance premiums. These increases were partially offset by an increase of $4,400 in capitalization of labor and overhead expense.

         Management fees and reimbursed expenses decreased from $155,600 to $149,100, or by 4.2%, and from $461,700 to $432,600, or by 6.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses decreased by $9,600 and $36,400 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods, primarily due to lower allocated personnel costs, marketing expense and office rent. Management fees increased by $3,100 and $7,300 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $385,800 to $183,600, or by 52.4%, and from $1,291,200 to $843,400, or by 34.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $157,600 to $392,800, or by 150%, and from $292,200 to $726,900, or by 149% for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, decreased from $12,500 to $9,100, or by 27.2%, and from $29,400 to $24,100, or by 18.0%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to lower average cash balances available for investment.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 42.5% to 43.0% for the quarter ended September 30, 1996 and decreased from 41.9% to 40.0% for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decrease during the nine month period was primarily due to increases in general and administrative expenses as described above. EBITDA increased from $543,400 to $576,400, or by 6.1%, and decreased from $1,583,400 to $1,570,300 (less than one-percent) for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.

THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased from $422,100 to $463,900, or by 9.9%, and from $1,227,400 to $1,333,900, or by 8.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $41,800 increase in revenues for the three months

                        ENSTAR INCOME PROGRAM IV-2, L.P.

ended September 30, 1996 as compared to the corresponding period in 1995, $31,200 was due to increases in regulated service rates that were implemented by the Partnership in April 1996, an increase of $13,600 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $7,900 resulted from increases in advertising sales and other revenue producing items. These increases were partially offset by a $10,900 decrease as a result of a reduction in the number of subscriptions for premium and tier services. Of the $106,500 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $88,600 was due to increases in regulated service rates that were implemented by the Partnership in each of April 1995 and 1996, $18,100 resulted from increases in advertising sales and other revenue producing items and an increase of $13,600 resulted from the restructuring of The Disney Channel discussed above. These increases were partially offset by a $13,800 decrease as a result of a reduction in the number of subscriptions for premium and tier services. As of September 30, 1996, the Joint Venture had approximately 4,500 homes subscribing to cable service and 1,800 premium service units. The decrease of 240 premium units from June 30, 1996 was primarily due to approximately 220 premium units that became tier subscriptions under the restructuring discussed above.

         Service costs decreased from $135,500 to $130,300, or by 3.9%, for the quarter ended September 30, 1996 and increased from $375,100 to $402,000, or by 7.2%, for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $5,200 decrease in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $12,600 was due to a decrease in copyright fees and $10,700 was due to an increase in capitalization of labor and overhead expense due to a greater number of capital projects during the quarter ended September 30, 1996. These decreases were partially offset by an increase of $10,100 in programming fees charged by program suppliers (including primary satellite fees) and a $3,700 increase in personnel costs. Of the $26,900 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $18,000 was due to an increase in personnel costs, $17,400 was due to an increase in programming fees and $16,200 was due to an increase in copyright fees. These increases were partially offset by an increase of $31,700 in capitalization of labor and overhead expense due to a greater number of capital projects during the nine month period. The increases in programming fees during the three and nine months ended September 30, 1996 included a $3,600 increase due to the restructuring of The Disney Channel discussed above.

         General and administrative expenses decreased from $32,200 to $15,500, or by 51.9%, and from $103,100 to $91,800, or by 11.0%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $16,700 decrease for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $12,300 was due to lower insurance premiums, $10,400 was due to an increase in capitalization of labor and overhead expense and $3,200 was due to a decrease in personnel costs. These decreases were partially offset by a $9,400 increase in marketing expense. Of the $11,300 decrease for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $15,800 was due to an increase in capitalization of labor and overhead expense, $13,200 was due to lower insurance premiums and $3,400 was due to a decrease in postage and messenger expense. These decreases were partially offset by a $14,900 increase in marketing expense, a $2,500 increase in re-regulation costs and a $2,300 increase in advertising sales expense.

                        ENSTAR INCOME PROGRAM IV-2, L.P.



RESULTS OF OPERATIONS (CONCLUDED)

        Management fees and reimbursed expenses increased from $56,100 to $64,000, or by 14.1%, and from $167,300 to $178,800, or by 6.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $5,800 and by $6,200 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods, primarily due to higher allocated personnel costs, professional fees and computer service expense. Management fees increased by $2,100 and $5,300 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

        Depreciation and amortization expense decreased from $155,800 to $152,700, or by 2.0%, and from $477,500 to $457,700, or by 4.2%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

        Operating income increased from $42,500 to $101,400, or by 138% and from $104,400 to $203,600, or by 95%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 principally due to decreased depreciation and amortization and increased revenues as described above.

        Interest income, net of interest expense, decreased from $9,100 to $500, or by 94.5%, and from $22,500 to $9,800, or by 56.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to lower average cash balances available for investment.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 47.0% to 54.8% and from 47.4% to 49.6% for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. EBITDA increased from $198,300 to $254,100, or by 28.1%, and from $581,900 to $661,300, or by 13.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to increased revenues and decreased general and administrative expense as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

        The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Joint Ventures have budgeted capital expenditures of approximately $1,242,000 in 1996 of which the Partnership's pro-rata share will approximate $446,000 for line extensions, rebuild and upgrades of existing cable plant. Management believes that cash generated by the

                        ENSTAR INCOME PROGRAM IV-2, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

Joint Ventures' operations in 1996, together with available borrowings, will be adequate to fund capital expenditures and allow for continued distributions to partners for the balance of the year.

        The Partnership paid distributions totaling $125,800 and $377,300 during the three and nine months ended September 30, 1996. However, there can be no assurances regarding the level, timing or continuation of future distributions beyond 1996.

        In December, 1993 the Partnership obtained from a lender a $2,000,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1995, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership was in compliance with the loan covenants at September 30, 1996. Its commitment will decrease by $450,000 in 1996 to $1,450,000, and since the outstanding amount at September 30, 1996 is $1,000,000, no principal payments of debt are due in 1996.

        NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        Operating activities used $12,700 less cash for the nine months ended September 30, 1996 compared with the prior year period, primarily due to an increase in the Partnership's net income of $13,600 after adding back non-cash amortization of deferred loan costs and equity in net income of Joint Ventures, offset by a $900 decrease in cash provided by accounts payable and due to affiliates.

        Cash provided by investing activities increased by $878,000 in the nine months ended September 30, 1996 as compared to the corresponding period in 1995, as a result of increased distributions from the Joint Ventures.

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



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner



Date: November 12, 1996                 By: /s/ MICHAEL K. MENEREY
                                            ----------------------
                                            Michael K. Menerey,
                                            Chief Financial Officer