Form 10-Q
period 1997-06-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1997-08-12
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                              -----------------------

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from____________________ to __________________________

                         Commission File Number    0-15706
                                               ---------------

Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                           58-1648318
-------------------------------                          -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)

10900 Wilshire Boulevard - 15th Floor
    Los Angeles, California                                      90024
----------------------------------------                ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                   -------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

                =================================================


                                                                  December 31,         June 30,
                                                                      1996*              1997
                                                                  -----------         -----------
                                                                                      (Unaudited)
ASSETS:
   Cash and cash equivalents                                      $   619,300         $   590,700
   Prepaid expenses                                                        --                 200
                                                                  -----------         -----------

                                                                      619,300             590,900
                                                                  -----------         -----------

   Equity in net assets of Joint Ventures:
       Enstar IV/PBD Systems Venture                                1,769,400           2,028,500
       Enstar Cable of Macoupin County                                601,700             645,400
                                                                  -----------         -----------

                                                                    2,371,100           2,673,900
                                                                  -----------         -----------


   Deferred loan costs, net                                            26,400              18,000
                                                                  -----------         -----------

                                                                  $ 3,016,800         $ 3,282,800
                                                                  ===========         ===========

                               LIABILITIES AND PARTNERSHIP CAPITAL
                               -----------------------------------

LIABILITIES:
   Accounts payable                                               $    14,800         $    15,800
   Due to affiliates                                                    9,600              12,600
   Note payable                                                     1,000,000           1,000,000
                                                                  -----------         -----------

            TOTAL LIABILITIES                                       1,024,400           1,028,400
                                                                  -----------         -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                   (63,200)            (60,600)
   Limited partners                                                 2,055,600           2,315,000
                                                                  -----------         -----------

            TOTAL PARTNERSHIP CAPITAL                               1,992,400           2,254,400
                                                                  -----------         -----------

                                                                  $ 3,016,800         $ 3,282,800
                                                                  ===========         ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               =================================================


                                                          Unaudited
                                                ---------------------------
                                                    Three months ended
                                                         June 30,
                                                ---------------------------
                                                  1996               1997
                                                ---------         ---------

OPERATING EXPENSES:
   General and administrative expenses          $ (10,500)        $  (9,400)
                                                ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                  9,500             6,000
   Interest expense                               (29,300)          (29,800)
                                                ---------         ---------

                                                  (19,800)          (23,800)
                                                ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                              (30,300)          (33,200)
                                                ---------         ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
      Enstar IV/PBD Systems Venture               114,900           279,400
      Enstar Cable of Macoupin County              18,600            20,400
                                                ---------         ---------

                                                  133,500           299,800
                                                ---------         ---------

NET INCOME                                      $ 103,200         $ 266,600
                                                =========         =========

Net income allocated to General Partners        $   1,000         $   2,700
                                                =========         =========

Net income allocated to Limited Partners        $ 102,200         $ 263,900
                                                =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $    2.56         $    6.62
                                                =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 39,848            39,848
                                                =========         =========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               =================================================


                                                         Unaudited
                                                ---------------------------
                                                     Six months ended
                                                        June 30,
                                                ---------------------------
                                                   1996              1997
                                                ---------         ---------
OPERATING EXPENSES:
   General and administrative expenses          $ (17,100)        $ (15,900)
                                                ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                 13,700            12,400
   Interest expense                               (59,100)          (55,700)
                                                ---------         ---------

                                                  (45,400)          (43,300)
                                                ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                              (62,500)          (59,200)
                                                ---------         ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
      Enstar IV/PBD Systems Venture               173,800           514,100
      Enstar Cable of Macoupin County              37,400            58,700
                                                ---------         ---------

                                                  211,200           572,800
                                                ---------         ---------

NET INCOME                                      $ 148,700         $ 513,600
                                                =========         =========

Net income allocated to General Partners        $   1,500         $   5,100
                                                =========         =========

Net income allocated to Limited Partners        $ 147,200         $ 508,500
                                                =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $    3.69         $   12.76
                                                =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 39,848            39,848
                                                =========         =========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                             STATEMENTS OF CASH FLOW

                    ========================================


                                                                      Unaudited
                                                            --------------------------
                                                                  Six months ended
                                                                      June 30,
                                                            --------------------------
                                                              1996              1997
                                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 148,700         $ 513,600
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in net income of Joint Ventures               (211,200)         (572,800)
        Amortization of deferred loan costs                     8,400             8,400
        Increase (decrease) from changes in:
           Prepaid expenses                                        --              (200)
           Accounts payable and due to affiliates               3,400             4,000
                                                            ---------         ---------

               Net cash used in operating activities          (50,700)          (47,000)
                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                          980,000           270,000
                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                 (251,500)         (251,600)
                                                            ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                677,800           (28,600)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                     238,200           619,300
                                                            ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                         $ 916,000         $ 590,700
                                                            =========         =========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

        The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) for the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1997. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $89,300 and $177,800 and reimbursement of expenses of approximately $129,800 and $255,600 under the management agreements for the three and six months ended June 30, 1997. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,900 and $9,700 in respect of its 1% special interest during the three and six months ended June 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

        The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $38,700 and $74,000 in the three and six months ended June 30, 1997. No management fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================


2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONCLUDED)

        Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $424,500 and $844,800 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

3.      EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

        Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================


5.      EQUITY IN NET ASSETS OF JOINT VENTURES

        ENSTAR IV/PBD SYSTEMS VENTURE

        Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996, have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

                                      December 31,       June 30,
                                        1996*              1997
                                      ----------       ----------
                                                       (Unaudited)
Current assets                        $2,310,800        $3,162,900
Investment in cable television
   properties, net                     1,841,900         1,722,900
Other assets                              71,600            56,100
                                      ----------        ----------

                                      $4,224,300        $4,941,900
                                      ==========        ==========


Current liabilities                   $  685,500        $  885,000
Venturers' capital                     3,538,800         4,056,900
                                      ----------        ----------

                                      $4,224,300        $4,941,900
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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================


ENSTAR IV/PBD SYSTEMS VENTURE (CONCLUDED)

                                                                       Unaudited
                                                             ------------------------------
                                                                   Three months ended
                                                                       June 30,
                                                             ------------------------------
                                                                 1996               1997
                                                             -----------        -----------
REVENUES                                                     $ 1,312,700        $ 1,391,700
                                                             -----------        -----------
OPERATING EXPENSES:
   Service costs                                                 457,900            483,300
   General and administrative expenses                           182,700            157,100
   General Partner management fees and reimbursed expenses       146,600            150,700
   Depreciation and amortization                                 300,700             73,200
                                                             -----------        -----------
                                                               1,087,900            864,300
                                                             -----------        -----------

OPERATING INCOME                                                 224,800            527,400
OTHER INCOME (EXPENSE):
   Interest income                                                10,200             34,700
   Interest expense                                               (3,800)            (3,500)
   Loss on sale of assets                                         (1,500)                --
                                                             -----------        -----------
NET INCOME                                                   $   229,700        $   558,600
                                                             ===========        ===========

                                                                        Unaudited
                                                             ------------------------------
                                                                    Six months ended
                                                                         June 30,
                                                             ------------------------------
                                                                 1996               1997
                                                             -----------        -----------
REVENUES                                                     $ 2,584,400        $ 2,775,100
                                                             -----------        -----------
OPERATING EXPENSES:
   Service costs                                                 925,100            948,300
   General and administrative expenses                           381,900            323,600
   General Partner management fees and reimbursed expenses       283,500            298,600
   Depreciation and amortization                                 659,800            236,100
                                                             -----------        -----------
                                                               2,250,300          1,806,600
                                                             -----------        -----------

OPERATING INCOME                                                 334,100            968,500
OTHER INCOME (EXPENSE):
   Interest income                                                21,800             63,100
   Interest expense                                               (6,800)            (3,500)
   Loss on sale of assets                                         (1,500)                --
                                                             -----------        -----------
NET INCOME                                                   $   347,600        $ 1,028,100
                                                             ===========        ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     =======================================


        ENSTAR CABLE OF MACOUPIN COUNTY

        Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996, have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.


                                     December 31,        June 30,
                                         1996*            1997
                                      ----------        ----------
                                                        (Unaudited)
Current assets                        $  528,400        $  860,500
Investment in cable television
   properties, net                     1,550,400         1,425,000
Other assets                               5,600             4,300
                                      ----------        ----------

                                      $2,084,400        $2,289,800
                                      ==========        ==========


Current liabilities                   $  279,300        $  353,600
Venturers' capital                     1,805,100         1,936,200
                                      ----------        ----------

                                      $2,084,400        $2,289,800
                                      ==========        ==========

               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                     =======================================


ENSTAR CABLE OF MACOUPIN COUNTY (CONCLUDED)

                                                                     Unaudited
                                                            ---------------------------
                                                                Three months ended
                                                                     June 30,
                                                            ---------------------------
                                                               1996             1997
                                                            ---------------------------
REVENUES                                                    $ 444,800         $ 492,700
                                                            ---------         ---------
OPERATING EXPENSES:
   Service costs                                              142,100           139,400
   General and administrative expenses                         35,000            45,100
   General Partner management fees and reimbursed expenses     60,500            73,300
   Depreciation and amortization                              153,200           179,200
                                                            ---------         ---------
                                                              390,800           437,000
                                                            ---------         ---------

OPERATING INCOME                                               54,000            55,700
OTHER INCOME (EXPENSE):
   Interest income                                              3,700             8,400
   Interest expense                                            (2,700)           (3,000)
   Gain on sale of assets                                         600                --
                                                            ---------         ---------
NET INCOME                                                  $  55,600         $  61,100
                                                            =========         =========

                                                                     Unaudited
                                                            ---------------------------
                                                                 Six months ended
                                                                      June 30,
                                                            ---------------------------
                                                               1996              1997
                                                            ---------         ---------
REVENUES                                                    $ 870,000         $ 974,300
                                                            ---------         ---------
OPERATING EXPENSES:
   Service costs                                              271,700           269,400
   General and administrative expenses                         76,300            59,200
   General Partner management fees and reimbursed expenses    114,800           144,500
   Depreciation and amortization                              305,000           333,800
                                                            ---------         ---------
                                                              767,800           806,900
                                                            ---------         ---------

OPERATING INCOME                                              102,200           167,400
OTHER INCOME (EXPENSE):
   Interest income                                             13,100            14,100
   Interest expense                                            (3,800)           (5,400)
   Gain on sale of assets                                         600                --
                                                            ---------         ---------
NET INCOME                                                  $ 112,100         $ 176,100
                                                            =========         =========

                        ENSTAR INCOME PROGRAM IV-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

INTRODUCTION

        On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

        All of the Partnership's cable television business operations are conducted through its participation as a general partner in both the PBD Joint Venture and the Macoupin Joint Venture. The Partnership has a 50% interest in the PBD Joint Venture and a one-third (1/3) interest in the Macoupin Joint Venture. The PBD Joint Venture is owned equally by the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.). The Macoupin Joint Venture is owned equally by the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.). The Partnership participates in the Joint Ventures equally with its co-partners, based on its proportionate interest, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration, and with respect to Results of Operations, a separate discussion is provided for each entity.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS

        THE PARTNERSHIP

        As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $260,000 and $270,000 to the Partnership during the three and six months ended June 30, 1997. The Partnership distributed $125,800 and $251,600 to its partners during the three and six months ended June 30, 1997.

        THE PBD JOINT VENTURE

        The PBD Joint Venture's revenues increased from $1,312,700 to $1,391,700, or by 6.0%, and from $2,584,400 to $2,775,100, or by 7.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $79,000 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $100,200 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $17,600 was due to increases in other revenue producing items including advertising sales revenue and $7,600 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were partially offset by a $46,400 decrease in revenues due to decreases in the number of subscriptions for basic and premium services. Of the $190,700 increase in revenues for the six months ended June 30, 1997 as compared to the corresponding period in 1996, $193,300 was due to increases in regulated service rates, $30,500 was due to increases in other revenue producing items including advertising sales revenue and $14,800 was due to the restructuring of The Disney Channel. These increases were partially offset by a $47,900 decrease in revenues due to decreases in the number of subscriptions for basic and tier services. As of June 30, 1997, the Joint Venture had approximately 13,300 homes subscribing to cable service and 4,200 premium service units.

        Service costs increased from $457,900 to $483,300, or by 5.5%, and from $925,100 to $948,300, or by 2.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in both periods was principally due to decreases in the capitalization of costs related to reduced customer installations and to increases in franchise and copyright fees. The increase for the six months was also due to increases in programming fees as a result of higher rates charged by program suppliers.

        General and administrative expenses decreased from $182,700 to $157,100, or by 14.0%, and from $381,900 to $323,600, or by 15.3%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The decreases were primarily due to the partial reversal of an insurance expense estimate which was larger than the actual premiums when paid in 1997. The decreases were also due to a decrease in expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the PBD Joint Venture.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

        Management fees and reimbursed expenses increased from $146,600 to $150,700, or by 2.8%, and from $283,500 to $298,600, or by 5.3%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

        Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 40.0% to 43.2% and from 38.5% to 43.4% for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The change was primarily due to increases in revenues. EBITDA increased from $525,500 to $600,600, or by 14.3%, and from $993,900 to $1,204,600, or by 21.2%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

        Depreciation and amortization expense decreased from $300,700 to $73,200, or by 75.7%, and from $659,800 to $236,100, or by 64.2%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

        Operating income increased from $224,800 to $527,400 and from $334,100 to $968,500 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to decreased depreciation and amortization expense and increased revenues.

        Interest income, net of interest expense, increased from $6,400 to $31,200 and from $15,000 to $59,600 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increases for the three and six months were primarily due to higher cash balances available for investment and due to a change in investment policy that yielded a higher return on invested cash.

        Due to the factors described above, the PBD Joint Venture's net income increased from $229,700 to $558,600 and from $347,600 to $1,028,100 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

        THE MACOUPIN JOINT VENTURE

        The Macoupin Joint Venture's revenues increased from $444,800 to $492,700, or by 10.8%, and from $870,000 to $974,300, or by 12.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $47,900 increase in revenues for the three months ended June 30,1997 as compared to the corresponding period in 1996, $40,800 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $13,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $1,600 was due to increases in other revenue producing items. These increases were partially offset by a $7,500 decrease in revenues due to decreases in the number of subscriptions for premium services. Of the $104,300

                        ENSTAR INCOME PROGRAM IV-2, L.P.

increase in revenues for the six months ended June 30,1997 as compared to the corresponding period in 1996, $85,700 was due to increases in regulated service rates, $25,500 was due to the restructuring of The Disney Channel and $5,900 was due to increases in other revenue producing items. These increases were partially offset by a $12,800 decrease in revenues due to decreases in the number of subscriptions for premium services. As of June 30, 1997, the Macoupin Joint Venture had approximately 4,500 homes subscribing to cable service and 1,600 premium service units.

        Service costs decreased from $142,100 to $139,400, or by 1.9%, for the three months and remained relatively unchanged, decreasing from $271,700 to $269,400 (less than one percent), for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower personnel costs.

        General and administrative expenses increased from $35,000 to $45,100, or by 28.9%, for the quarter ended June 30, 1997 and decreased from $76,300 to $59,200, or by 22.4%, for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase in the quarter was primarily due to an insurance premium adjustment and an increase in bad debt expense. The decrease in the six months was primarily due to lower personnel costs.

        Management fees and reimbursed expenses increased from $60,500 to $73,300, or by 21.2%, and from $114,800 to $144,500, or by 25.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

        Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 46.6% to 47.7% and from 46.8% to 51.4% for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The change was primarily due to increased revenues. EBITDA increased from $207,200 to $234,900, or by 13.4%, and from $407,200 to $501,200, or by 23.1%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

        Depreciation and amortization expense increased from $153,200 to $179,200, or by 17.0%, and from $305,000 to $333,800, or by 9.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to asset additions related to the upgrade of the Joint Venture's plant.

        Operating income increased from $54,000 to $55,700, or by 3.1%, and from $102,200 to $167,400, or by 63.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to increased revenues as described above.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

        Interest income, net of interest expense, increased from $1,000 to $5,400 for the quarter ended June 30, 1997 and decreased from $9,300 to $8,700 for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase for the quarter was due to higher average cash balances available for investment in 1997 while additional interest expense incurred in the six months ended June 30, 1997 offset increases in interest income for the period.

           Due to the factors described above, the Joint Venture's net income increased from $55,600 to $61,100, or by 9.9%, and from $112,100 to $176,100, or by 57.1%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of $379,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $226,000 in 1996, and the Joint Venture has budgeted additional expenditures of $153,000 in 1997 to complete the rebuild. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $770,000. Capital expenditures in the surrounding communities approximated $460,000 in 1996 and additional construction expenditures of $310,000 are budgeted for 1997. Total rebuild construction costs approximated $184,000 during the first half of 1997. The PBD Joint Venture has budgeted capital expenditures of approximately $1,509,200 in 1997, which include $1,248,800 for the rebuild of its Mt. Carmel, Illinois cable system. Management believes that cash generated by the Joint Ventures' operations in 1997, together with available borrowings, will be adequate to fund capital expenditures and allow for continued distributions to partners. To incur this level of capital expenditures, the Partnership obtained a waiver from its lender on June 25, 1997 that permits the Joint Ventures to exceed the limitation on such capital expenditures imposed by the loan covenants in the Partnership's bank credit agreement.

        As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. Although the Joint Ventures are presently rebuilding a number of their cable systems, a majority of their customers are served by systems that will not be rebuilt by the end of 1997. As a result, these systems will be significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

        In December 1993, the Partnership obtained from a lender a $2,000,000 revolving bank credit agreement (the "Facility") maturing on June 30, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds effective rate plus 0.5%. The Partnership paid a facility fee of $31,500 to the lender prior to funding the Facility. The Facility provides for quarterly reductions of the maximum commitment, which began September 30, 1995, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 0.5% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership's management believes that it was in compliance with the loan covenants at June 30, 1997. The maximum commitment under the credit facility will decrease by $900,000 in 1997 to $550,000. Since the aggregate principal amount outstanding at June 30, 1997 was $1,000,000, principal payments of $450,000 will be due in 1997.

        The Corporate General Partner has engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Partnership. These discussions have to date not been successful. The Corporate General Partner has generally been advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). The Corporate General Partner's objective is to have EFC obtain a secured bank facility of up to $35 million in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. Such funds would be used to repay existing bank obligations of such partnerships and to provide capital to fund future rebuild and upgrade requirements of the Joint Ventures. Based on discussions with prospective lenders, the Corporate General Partner believes that this structure, if implemented, will provide capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Any advances by EFC will be independently collateralized by the individual partnership borrowers so that no partnership will be required to accept responsibility for borrowings made to other partnerships. The Corporate General Partner has received a commitment letter from two agent banks regarding the terms of a bank facility for EFC, although a definitive credit agreement has not been executed as of the date of this Report. The Corporate General Partner presently expects the EFC facility to be completed in the third quarter and, accordingly, contemplates that a loan will be made by EFC to the Partnership that will repay the existing Facility.

        The Partnership paid distributions totaling $125,800 and $251,600 during the three and six months ended June 30, 1997. However, there can be no assurance regarding the level, timing or continuation of future distributions.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

        SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        Operating activities used $3,700 less cash in the six months ended June 30, 1997 as compared with the corresponding prior year period. Partnership expenses used $3,300 less cash in the six months ended June 30, 1997 after adding back non-cash equity in net income of Joint Ventures and amortization expense. Changes in prepaid expenses and liabilities owed to affiliates and third-party creditors provided $400 more cash in the first six months of 1997 due to differences in the timing of payments.

        Investing activities generated $710,000 less cash in the six months ended June 30, 1997 than in the corresponding 1996 period due to a decrease in distributions from the Joint Ventures. Financing activities used $100 more cash in the six months ended June 30, 1997 as compared with the corresponding period in 1996 due to an increase in distributions to the partners.

INFLATION

        Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

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


                                       By: ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner




Date:  August 12, 1997                 By: /s/ Michael K. Menerey
                                           -------------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer