Form 10-K405
period 1997-12-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 1998-03-30
CIK 783764

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

              Commission File Number 0-15706

                        ENSTAR INCOME PROGRAM IV-2, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              GEORGIA                                         58-1648318
---------------------------------------------           ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
      LOS ANGELES, CALIFORNIA                                   90024
---------------------------------------------           ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (310) 824-9990
                                                   ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:      NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                                       Name of each exchange
             Title of each Class                        on which registered
             -------------------                        -------------------

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

 Yes    X    No
     ------     ------

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

================================================================================
                   The Exhibit Index is located at Page E-1.

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

         The systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports, and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO") and Showtime) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

         A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the cable systems managed by FHGLP, including those of the Partnership, fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         Enstar IV/PBD Systems Venture (the "PBD Joint Venture") began its cable television business operations in 1986 with the acquisition of three cable television systems providing service in and around the cities of Poplar Bluff, Missouri, Dexter and Bloomfield, Missouri and Mount Carmel, Illinois. Enstar Cable of Macoupin County (the "Macoupin Joint Venture") began its cable television business operations in 1988 with the acquisition of a cable television system providing service in and around the cities of Carlinville, Virden, Girard, Thayer and Auburn, Illinois. As of December 31, 1997, cable systems owned by the Joint Ventures served approximately 13,200 and 4,400 basic subscribers, respectively. The Joint Ventures do not expect to make any additional material acquisitions during the remaining terms of the Joint Ventures.

         FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Joint Ventures' cable television operations. See Item 11., "Executive Compensation."

         The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 28 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

         Historically, the Joint Ventures have followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by their cable television systems. The Joint Ventures' business strategy has focused on serving small to medium-sized communities. The Joint Ventures believe that given a similar rate, technical, and channel capacity/utilization profile, their cable television systems generally involve less risk of increased competition than systems in large urban cities. Cable television service is necessary in many of the Joint Ventures' markets to receive a wide variety of broadcast and other television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Joint Ventures' cable television systems generally have a more stable customer base than similar systems in large cities. Nonetheless, the Joint Ventures believe that all cable operations will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

         Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Joint Ventures' revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other changes, the 1996 Telecom Act provides that the regulation of certain cable programming service tier ("CPST") rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership and Joint Ventures expect Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Ventures' business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The Joint Ventures' management has selected a technical standard that incorporates the use of fiber optic technology where applicable in its engineering design for the majority of its systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog service as well as new digital services. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services. The Joint Ventures are also evaluating the use of digital compression technology in their systems. See "Technological Developments" and "Digital Compression."

         The Macoupin Joint Venture is rebuilding its cable system in Auburn, Illinois and surrounding communities at an estimated total cost of approximately $1,970,000, which includes expenditures of approximately $660,000 in 1998 to complete the project. The Macoupin Joint Venture also expects to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million. The PBD Joint Venture postponed the upgrade of its Mt. Carmel, Illinois cable system in 1997 pending renewal of the franchise agreement. The PBD Joint Venture expects to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems beginning in 1998 for approximately $1.2 million and $7.3 million, respectively, provided franchise renewals are obtained and adequate funds are available. Other capital expenditures budgeted by the Joint Ventures for 1998 include approximately $255,000 to upgrade other equipment. As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' business and access to capital. As a result, a majority of the Joint Ventures' systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. On September 30, 1997, the Partnership entered into a loan agreement with an affiliate for a revolving loan facility (the "Facility") of $3,331,800. The Partnership expects to use cash flow from the operations of the Joint Ventures and borrowings under the Facility for the rebuild and upgrade of the Joint Ventures' systems. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

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

         Marketing

         The Joint Ventures have made substantial changes in the way in which they package and sell their services and equipment in the course of their implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Pursuant to the FCC's rules, the Joint Ventures have set rates for cable related equipment (e.g., converter boxes and remote control devices) and installation services based upon actual costs plus a reasonable profit and have unbundled these charges from the charges for the provision of cable service. In addition, in some systems, the Joint Ventures began offering programming services on an a la carte basis that were previously offered only as part of a package. Services offered on an a la carte basis typically were made available for purchase both individually and on a combined basis at a lower rate than the aggregate a la carte rates. The FCC subsequently amended its rules to exclude from rate regulation newly created packages of program services consisting only of programming new to a cable system. The FCC also decided that newly-created packages containing previously offered non-premium programming services will henceforth be subject to rate regulation, whether or not the services also are available on an existing a la carte basis. With respect to a la carte programming packages created by the Joint Ventures and numerous other cable operators, the FCC decided that where only a few services had been moved from regulated tiers to a non-premium programming package, the package will be treated as if it were a tier of new program services, and thus not subject to rate regulation. Substantially all of the a la carte programming packages offered by the Joint Ventures have received this desirable treatment. These amendments to the FCC's rules have allowed the Joint Ventures to resume their core marketing strategy and reintroduce program service packaging. As a result, in addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services, and premium services. The premium services may be purchased on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

         The Joint Ventures have employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Joint Ventures employ direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In certain systems, the Joint Ventures offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Joint Ventures also have a coordinated strategy for retaining customers that includes televised retention advertising that reinforces the value associated with the initial decision to subscribe and that encourages customers to purchase higher service levels.

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

DESCRIPTION OF THE JOINT VENTURES' SYSTEMS

         The table below sets forth certain operating statistics for the Joint Ventures' cable systems December 31, 1997.


                                                                                     Average
                                                                                      Monthly
                                                             Premium                  Revenue
                        Homes        Basic         Basic     Service      Premium    Per Basic
 System                Passed1    Subscribers  Penetration2   Units3   Penetration4  Subscriber5
 ------                -------    -----------  ------------   ------   ------------  -----------
 Enstar IV/PBD
   Systems
 Venture:

Poplar Bluff, MO       15,582       10,782         69.2%      3,146         29.2%     $   34.84

Mt. Carmel, IL          3,327        2,386         71.7%        600         25.1%     $   35.71
                       ------       ------                    -----

Total                  18,909       13,168         69.6%      3,746         28.4%     $   35.00
                       ======       ======                    =====

Enstar Cable of
  Macoupin
County:

Macoupin, IL            6,483        4,427         68.3%      1,425         32.2%     $   37.04


----------------------------------

         1 Homes passed refers to estimates by the Joint Ventures of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         2 Basic subscribers as a percentage of homes passed by cable.

         3 Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

         4 Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         5 Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1997.

CUSTOMER RATES AND SERVICES

         The Joint Ventures' cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO and Showtime. The Joint Ventures also offer other cable television services to their customers, including pay-per-view programming. For additional charges, in most of the systems, the Joint Ventures also rent remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

         The service options offered by the Joint Ventures vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

         Pursuant to the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the non-basic service tiers other than premium (per channel or program) services, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Joint Ventures' systems not deemed to be subject to effective competition under the FCC's definition. Currently, none of the Joint Ventures' systems are subject to effective competition. See "Legislation and Regulation."

         At December 31, 1997, the Joint Ventures' monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $18.84 to $23.95 and their premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Joint Ventures' marketing programs. A one-time installation fee, which the Joint Ventures may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

         The various personnel required to operate the Joint Ventures' businesses are employed by the Joint Ventures, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 6, 1998, the PBD Joint Venture had 13 employees and the Macoupin Joint Venture had one employee, the cost of which is charged directly to the Joint Ventures. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Joint Ventures for reimbursement pursuant to the respective Joint Venture agreements and management agreements. Other personnel required to operate the Joint Ventures' business are employed by an affiliate of the Corporate General Partner. The cost of such employment is allocated and charged to the Joint Ventures. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

         As part of their commitment to customer service, the Joint Ventures emphasize the highest technical standards and prudently seek to apply technological advances in the cable television industry to their cable television systems on the basis of cost effectiveness. The Joint Ventures' systems have an average channel capacity of 38, which was fully utilized at December 31, 1997. The Joint Ventures believe that system upgrades would enable them to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Joint Ventures' current policy is to utilize fiber optic technology where applicable in rebuild projects which they undertake. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

         As of December 31, 1997, approximately 82% of the Joint Ventures' customers were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Joint Ventures have supplied addressable converter boxes to customers of the systems utilizing addressable technology who subscribe to one or more premium services and, in selected systems, to customers who subscribe to certain new product tiers. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter box, the Joint Ventures can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Joint Ventures to offer pay-per-view services. See "Customer Rates and Services."

DIGITAL COMPRESSION

         The Joint Ventures have been closely monitoring developments in the area of digital compression, a technology that is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Joint Ventures believe that the utilization of digital compression technology in the future could enable their systems to increase channel capacity in certain systems in a manner that could, in the short term, be more cost efficient than rebuilding such systems with higher capacity distribution plant. However, unless the system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the system, which will improve picture quality, system reliability and quality of service. The use of digital compression in the systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Joint Ventures' management has no plans to install it at this time based on the current technological profile of their systems and their present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

         The Joint Ventures purchase basic and premium programming for their systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 92,700 basic subscribers at December 31, 1997), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other new channels have also recently offered Cablevision and the Joint Ventures' systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the

Partnership's management cannot predict the impact of such potential payments on is business. In addition, the FCC may require that certain such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Joint Ventures', programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

         The Joint Ventures' cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. Increases in the cost of premium programming services have been offset in part by additional volume discounts as a result of increases in the number of customers of the Joint Ventures' systems and all of the affiliated systems managed by FHGLP. The 1996 retransmission carriage agreement negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1995, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation" - "Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

FRANCHISES

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

         PBD Joint Venture

         As of December 31, 1997, the Joint Venture held four franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1997.


                                                                              Number of                        Percentage of
      Year of                              Number of                            Basic                              Basic
Franchise Expiration                      Franchises                         Subscribers                        Subscribers
--------------------                      ----------                         -----------                        -----------
Prior to 1999                                    2                               7,647                                58.1%
1999 - 2003                                      1                                 563                                 4.2%
2004 and after                                   1                               2,589                                19.7%
                                            ------                              ------                              ------

Total                                            4                              10,799                                82.0%
                                            ======                              ======                              ======


         The Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Joint Venture believes no franchise is necessary. In the aggregate, approximately 2,369 customers, comprising approximately 18.0% of the Joint Venture's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

         Macoupin Joint Venture

         As of December 31, 1997, the Joint Venture held seven franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1997.


                                                                              Number of                         Percentage of
      Year of                            Number of                              Basic                               Basic
Franchise Expiration                     Franchises                          Subscribers                         Subscribers
--------------------                     ----------                          -----------                         -----------
Prior to 1999                                    4                               3,239                                73.2%
1999-2003                                        1                                  88                                 2.0%
2004 and after                                   2                               1,100                                24.8%
                                                --                               -----                               -----

Total                                            7                               4,427                               100.0%
                                                ==                               =====                               =====

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

         The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

         Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources.

         Individuals presently have the option to purchase home satellite dishes, which allow the direct reception of satellite-delivered broadcast and nonbroadcast program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

         Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if, as is the case with DIRECTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, DBS satellites are limited by law in their ability to deliver local broadcast signals. One DBS provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite.

         Multichannel multipoint distribution systems ("wireless cable") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. Wireless cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of wireless cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology may enable wireless cable systems to deliver more channels.

         Private cable television systems compete for service to condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way.

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

         The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless video service that can be used to provide video and telecommunications services. The FCC is in the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

         The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, wireless cable, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers.

         The cable television industry competes with radio, television, print media and the Internet for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

         Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the competitive effect that ongoing or future developments might have on the cable industry. See "Legislation and Regulation."

                           LEGISLATION AND REGULATION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership and Joint Venture.

FEDERAL REGULATION

         The primary federal statute dealing with the regulation of the cable television industry is the Communications Act of 1934 (the "Communications Act"), as amended. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations to implement the provisions contained in the Communications Act. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

         RATE REGULATION

         The 1992 Cable Act replaced the FCC's previous standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, Congress and the FCC can be expected to explore additional methods of addressing this issue, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision.

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

         The Joint Ventures have adjusted their regulated programming service rates and related equipment and installation charges in substantially all of its service areas so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels.

         FCC regulations adopted pursuant to the 1992 Cable Act require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

         CARRIAGE OF BROADCAST TELEVISION SIGNALS

         The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WGN. The Joint Ventures have thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Joint Ventures have, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which they believe are comparable to those entered into by most other large cable operators, and for which they pay monthly fees to the service providers, as they do with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Joint Ventures were once again able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the December 31, 1996 deadline and have therefore continued not to have been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

         NONDUPLICATION OF NETWORK PROGRAMMING

         Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

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

         PROGRAM ACCESS

         The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing video providers to vertically integrated, satellite-distributed cable programming services. The FCC has commenced a rulemaking proceeding to seek comment on proposed modifications to its existing rules implementing the statute, including: (1) establishing specific deadlines for resolving program access complaints; (2) improving the discovery process, such as requiring the disclosure of the rates that vertically integrated programmers charge cable operators; (3) imposing monetary damages for program access violations; (4) possibly applying the program access rules to certain situations in which programming is moved from satellite delivery to terrestrial delivery; and (5) revising the manner in which the rules apply to program buying cooperatives. It is not clear to what extent, if any, the provisions of the 1992 Cable Act cover programming distributed by means other than satellite or by programmers unaffiliated with multiple system operators. Legislation also is expected to be introduced shortly in Congress to strengthen the program access provisions of the 1992 Cable Act.

         FRANCHISE FEES

         Franchising authorities may impose franchise fees, but such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services.

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

         CHANNEL SET-ASIDES

         The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has recently changed the formula in order to produce lower rates and thereby encourage the use of leased access.

         COMPETING FRANCHISES

         The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

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

         The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and wireless cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the wireless cable and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

         Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from a U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

         The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

         The FCC also recently commenced a rulemaking proceeding to examine, among other issues, whether any limitations on cable-DBS cross-ownership are warranted in order to prevent anticompetitive conduct in the video services market.

         FRANCHISE TRANSFERS

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

         TECHNICAL REQUIREMENTS

         The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

         The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

         POLE ATTACHMENTS

         The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The state of Illinois where the Joint Ventures operate cable systems has certified to the FCC that it regulates the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. As directed by the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services, but does not begin to take effect until 2001.

         OTHER MATTERS

         Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; EEO; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

         Copyrighted music performed by cable systems themselves, e.g., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with ASCAP, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

         Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership and Joint Ventures are periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's and Joint Ventures' business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership and Joint Ventures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

         While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 1,060 as of December 31, 1997. In addition to restrictions on the transferability of units contained in the partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

         The Partnership began making periodic cash distributions to limited partners from operations during 1986 and distributed $498,100 ($12.50 per unit) in each of 1995, 1996 and 1997. The distributions were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow distributions received by the Partnership from the Joint Ventures. The Partnership will continue to determine its ability to pay distributions on a quarter-by-quarter basis. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Partnership's ability to pay distributions, the actual level of distribution, and the continuance of distributions, if any, will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurances can be given regarding the level or timing of future distributions. The current Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Maximum Leverage Ratio, as defined, is greater than 4 to 1.

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

I.  THE PARTNERSHIP


                                                      Year Ended December 31,
                                 -------------------------------------------------------------------
OPERATIONS STATEMENT DATA           1993           1994          1995          1996         1997
                                 -----------   -----------   -----------   -----------   -----------
 Costs and expenses              $   (41,600)  $   (42,700)  $   (28,100)  $   (29,000)  $   (39,200)
 Interest expense                   (135,900)     (111,100)     (125,200)     (118,500)     (108,800)
 Interest income                      16,400         8,200        12,500        29,300        24,800
 Equity in net income of
  Enstar IV/PBD Systems Venture       79,800        20,600       216,200       627,400     1,001,100
 Equity in net income (loss) of
  Enstar Cable of Macoupin County    (36,200)       11,900        28,000       123,500       131,900
                                 -----------   -----------   -----------   -----------   -----------

 Net income (loss)               $  (117,500)  $  (113,100)  $   103,400   $   632,700   $ 1,009,800
                                 ===========   ===========   ===========   ===========   ===========

 Distributions to partners       $   503,100   $   503,100   $   503,100   $   503,100   $   503,100
                                 ===========   ===========   ===========   ===========   ===========

PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
  Net income (loss)              $     (2.92)  $     (2.81)  $      2.57   $     15.72   $     25.09
                                 ===========   ===========   ===========   ===========   ===========

  Distributions                  $     12.50   $     12.50   $     12.50   $     12.50   $     12.50
                                 ===========   ===========   ===========   ===========   ===========

OTHER OPERATING DATA

Net cash used in operating
  activities                     $  (178,700)  $  (142,100)  $  (117,300)  $   (95,800)  $   (90,300)
Net cash provided by investing
  activities                       1,100,000       974,500       333,000       980,000     1,380,000
Net cash used in financing
  activities                      (1,850,900)     (515,700)     (503,100)     (503,100)   (1,551,200)


                                                       Year Ended December 31,
                                 -------------------------------------------------------------------
BALANCE SHEET DATA                   1993          1994          1995         1996
                                 -----------   -----------   -----------   -----------   -----------
Total assets                     $ 3,904,200   $ 3,274,700   $ 2,881,800   $ 3,016,800   $ 2,530,200
Total debt                         1,000,000     1,000,000     1,000,000     1,000,000          --
General partners' deficit            (54,300)      (60,500)      (64,500)      (63,200)      (58,100)
Limited partners' capital          2,933,000     2,323,000     1,927,300     2,055,600     2,557,200

II.  ENSTAR IV/PBD SYSTEMS VENTURE

                                                               Year Ended December 31,
                                         -----------------------------------------------------------------------
OPERATIONS STATEMENT DATA                   1993            1994          1995            1996          1997
                                         -----------    -----------    -----------    -----------    -----------
  Revenues                               $ 4,964,400    $ 4,857,600    $ 5,075,500    $ 5,428,600    $ 5,584,600
  Costs and expenses                      (2,824,000)    (2,989,000)    (2,992,300)    (3,194,100)    (3,210,100)
  Depreciation and amortization           (1,995,100)    (1,835,100)    (1,692,800)    (1,013,000)      (475,500)
                                         -----------    -----------    -----------    -----------    -----------
  Operating income                           145,300         33,500        390,400      1,221,500      1,899,000
  Interest income, net                        14,300          6,900         42,000         34,800        103,200
  Gain (loss) on sale of cable assets           --              800           --           (1,500)          --
                                         -----------    -----------    -----------    -----------    -----------

  Net income                             $   159,600    $    41,200    $   432,400    $ 1,254,800    $ 2,002,200
                                         ===========    ===========    ===========    ===========    ===========

  Distributions to venturers             $ 2,200,000    $ 1,249,000    $   666,000    $ 1,260,000    $ 2,710,000
                                         ===========    ===========    ===========    ===========    ===========

OTHER OPERATING DATA

  Net cash provided by operating
    activities                           $ 2,031,700    $ 2,120,400    $ 2,006,100    $ 2,180,800    $ 2,644,200
  Net cash used in investing activities     (375,700)      (358,200)      (878,400)      (265,800)      (255,800)
  Net cash used in financing
    activities                            (2,200,000)    (1,249,000)      (666,000)    (1,260,000)    (2,710,000)
  EBITDA1                                  2,140,400      1,868,600      2,083,200      2,234,500      2,374,500
  EBITDA to revenues                            43.1%          38.5%          41.0%          41.2%          42.5%
  Capital expenditures                   $   340,600    $   286,800    $   791,600    $   190,300    $   215,600


                                                           Year Ended December 31,
                                         -----------------------------------------------------------------------
BALANCE SHEET DATA                           1993           1994           1995           1996           1997
                                         -----------    -----------    -----------    -----------    -----------
  Total assets                           $ 5,555,200    $ 4,593,500    $ 4,188,300    $ 4,224,300    $ 3,558,400
  Venturers' capital                       4,985,400      3,777,600      3,544,000      3,538,800      2,831,000

III.  ENSTAR CABLE OF MACOUPIN COUNTY


                                                                     Year Ended December 31,
                                             -----------------------------------------------------------------------
OPERATIONS STATEMENT DATA                       1993           1994            1995           1996          1997
                                             -----------    -----------    -----------    -----------    -----------
  Revenues                                   $ 1,572,900    $ 1,590,800    $ 1,646,000    $ 1,870,600    $ 1,975,900
  Costs and expenses                            (863,500)      (876,900)      (959,200)      (898,300)    (1,020,900)
  Depreciation and amortization                 (826,500)      (703,900)      (634,800)      (614,400)      (575,400)
                                             -----------    -----------    -----------    -----------    -----------
  Operating income (loss)                       (117,100)        10,000         52,000        357,900        379,600
  Interest income, net                             8,500         25,700         32,000         12,000         16,100
  Gain on sale of cable assets                      --             --             --              600           --
                                             -----------    -----------    -----------    -----------    -----------

  Net income (loss)                          $  (108,600)   $    35,700    $    84,000    $   370,500    $   395,700
                                             ===========    ===========    ===========    ===========    ===========

  Distributions to venturers                 $      --      $ 1,050,000    $      --    $ 1,050,000    $    75,000
                                             ===========    ===========    ===========    ===========    ===========

OTHER OPERATING DATA

  Net cash provided by operating activities  $   734,100    $   750,300    $   799,900    $   860,200    $   838,000
  Net cash used in investing activities         (123,500)      (134,700)      (340,000)      (439,800)      (689,400)
  Net cash used in financing activities             --       (1,050,000)          --       (1,050,000)       (75,000)

  EBITDA1                                        709,400        713,900        686,800        972,300        955,000
  EBITDA to revenues                                45.1%          44.9%          41.7%          52.0%          48.3%
  Capital expenditures                       $   115,500    $   126,900    $   325,500    $   411,200    $   677,900


                                                                      Year Ended December 31,
                                             -----------------------------------------------------------------------
BALANCE SHEET DATA                               1993          1994            1995          1996            1997
                                             -----------    -----------    -----------    -----------    -----------
  Total assets                               $ 3,662,700    $ 2,647,600    $ 2,840,100    $ 2,084,400    $ 2,564,000
  Venturers' capital                           3,414,900      2,400,600      2,484,600      1,805,100      2,125,800


----------------------------

         1EBITDA is calculated as operating income before depreciation and amortization. Based on their experience in the cable television industry, the Joint Ventures believe that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instrument of the Partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Joint Ventures' financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Joint Ventures' revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of CPST rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership and Joint Ventures expect Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Ventures' business. Accordingly, the Joint Ventures' historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership and Joint Ventures. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Joint Ventures, as discussed more fully elsewhere in this Report.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures distributed $333,000, $980,000 and $1,380,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Ventures' respective operations, during 1995, 1996 and 1997, respectively. The Partnership distributed $503,100 to its partners in each of 1995, 1996 and 1997.

         Interest expense decreased from $118,500 to $108,800, or by 8.2%, for the year ended December 31, 1997 compared to 1996. The decrease was primarily due to the repayment of the Partnership's outstanding borrowings under its previous credit facility on September 30, 1997. Interest expense decreased from $125,200 to $118,500, or by 5.4%, for the year ended December 31, 1996 compared to 1995, due to lower average interest rates in 1996.

         THE PBD JOINT VENTURE

         1997 COMPARED TO 1996

         The Joint Venture's revenues increased from $5,428,600 to $5,584,600, or by 2.9%, for the year ended December 31, 1997 as compared to 1996. Of the $156,000 increase, $369,000 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996 and the fourth quarter of 1997, and $14,000 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were partially offset by a $147,000 decrease due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and by an $80,000 decrease in other revenue producing items including advertising sales revenue. As of December 31, 1997, the Joint Venture had approximately 13,200 basic subscribers and 3,700 premium service units.

         Service costs increased from $1,866,800 to $1,917,400, or by 2.7%, for the year ended December 31, 1997 as compared to 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to decreased capitalization of labor and overhead costs resulting from fewer capital projects in 1997. The increase was also due to increased programming expense attributable to higher rates charged by program suppliers.

         General and administrative expenses decreased from $739,600 to $699,600, or by 5.4%, for the year ended December 31, 1997 as compared to 1996. The decrease was primarily due to the partial reversal of an insurance expense estimate that was larger than the actual premiums paid in 1997.

         Management fees and reimbursed expenses increased from $587,700 to $593,100, or by less than one percent, for the year ended December 31, 1997 as compared to 1996. Management fees increased in direct relation to increased revenues as discussed above. Reimbursed expenses decreased in 1997 due to lower allocated personnel costs by the Corporate General Partner resulting from staff reductions.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 41.2% in 1996 to 42.5% in 1997. The increase was primarily due to higher revenues as discussed above. EBITDA increased from $2,234,500 to $2,374,500, or by 6.3%, in 1997 as compared to 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $1,013,000 to $475,500, or by 53.1%, for the year ended December 31, 1997 as compared to 1996, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $1,221,500 to $1,899,000, or by 55.5%, for the year ended December 31, 1997 as compared to 1996, primarily due to decreased depreciation and amortization expense and increased revenues as discussed above.

         Interest income, net of interest expense, increased from $34,800 to $103,200 for the year ended December 31, 1997 as compared to 1996. The increase was primarily due to higher average cash balances available for investment and due to a change in investment policy that yielded a greater return on invested cash.

         Due to the factors described above, the Joint Venture's net income increased from $1,254,800 to $2,002,200, or by 60.0%, for the year ended December 31, 1997 as compared to 1996.

         1996 COMPARED TO 1995

         The Joint Venture's revenues increased from $5,075,500 to $5,428,600, or by 7.0%, for the year ended December 31, 1996 as compared to 1995. Of the $353,100 increase, $219,000 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $174,900 was due to increases in other revenue producing items including advertising sales revenue and $4,700 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were offset by a $45,500 decrease in revenues due to decreases in the number of subscriptions for services. As of December 31, 1996, the Joint Venture had approximately 13,400 basic subscribers and 4,500 premium service units.

         Service costs increased from $1,778,300 to $1,866,800, or by 5.0%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Copyright fees and personnel costs accounted for the majority of the increase. Copyright fees also increased due to new charges in 1996 for retransmission of copyrighted music included in cable networks' programming that is carried on the Joint Venture's systems. See "Legislation and Regulation."

         General and administrative expenses increased from $591,100 to $739,600, or by 25.1%, for the year ended December 31, 1996 as compared to 1995, primarily due to an increase in expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Joint Venture. Increases in marketing expense, personnel costs and telephone expense also accounted for the increase in 1996.

         Management fees and reimbursed expenses decreased from $622,900 to $587,700, or by 5.7%, for the year ended December 31, 1996 as compared to 1995. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased, primarily due to lower allocated personnel costs and marketing expenses. Allocated personnel costs decreased due to staff reductions.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues remained relatively unchanged at approximately 41% for the years ended December 31, 1995 and 1996. EBITDA increased from $2,083,200 to $2,234,500, or by 7.3%, for the year ended December 31, 1996 as compared to 1995, primarily due to increases in revenues as described above. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

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

         DISTRIBUTIONS MADE BY THE PBD JOINT VENTURE

         The PBD Joint Venture distributed $666,000, $1,260,000 and $2,710,000 equally between its two partners during 1995, 1996 and 1997, respectively.

         THE MACOUPIN JOINT VENTURE

         1997 COMPARED TO 1996

         The Joint Venture's revenues increased from $1,870,600 to $1,975,900, or by 5.6%, for the year ended December 31, 1997 as compared to 1996. Of the $105,300 increase, $156,500 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996 and the fourth quarter of 1997, and $24,100 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were partially offset by a $46,500 decrease in other revenue producing items including advertising sales revenue, and by a $28,800 decrease in revenues due to decreases in the number of subscriptions for premium, tier and equipment rental services. As of December 31, 1997, the Joint Venture had approximately 4,400 basic subscribers and 1,400 premium service units.

         Service costs increased from $532,500 to $573,000, or by 7.6%, for the year ended December 31, 1997 as compared to 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming expense. Programming expense increased as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $109,500 to $149,200, or by 36.3%, for the year ended December 31, 1997 as compared to 1996. The increase was primarily due to increased insurance costs.

         Management fees and reimbursed expenses increased from $256,300 to $298,700, or by 16.5%, for the year ended December 31, 1997 as compared to 1996. Management fees increased in direct relation to increased revenues as discussed above. Reimbursed expenses increased in 1997 due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 52.0% in 1996 to 48.3% in 1997. The decrease was primarily due to higher programming expense and insurance costs. EBITDA decreased from $972,300 to $955,000, or by 1.8%, for the year ended December 31, 1997 as compared to 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $614,400 to $575,400, or by 6.3%, for the year ended December 31, 1997 as compared to 1996, due to the effect of certain intangible assets becoming fully amortized.

         Operating income increased from $357,900 to $379,600, or by 6.1%, for the year ended December 31, 1997 as compared to 1996, primarily due to increased revenues as discussed above.

         Interest income, net of interest expense, increased from $12,000 to $16,100, or by 34.2%, for the year ended December 31, 1997 as compared to 1996. The increase was primarily due to higher average cash balances available for investment and due to a change in investment policy that yielded a greater return on invested cash.

         Due to the factors described above, the Joint Venture's net income increased from $370,500 to $395,700, or by 6.8%, for the year ended December 31, 1997 as compared to 1996.

         1996 COMPARED TO 1995

         The Joint Venture's revenues increased from $1,646,000 to $1,870,600, or by 13.6%, for the year ended December 31, 1996 as compared to 1995. Of the $224,600 increase, $134,700 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $74,400 was due to increases in other revenue producing items including advertising sales and $25,800 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were offset by a $10,300 decrease due to decreases in the number of subscriptions for services. As of December 31, 1996, the Joint Venture had approximately 4,500 basic subscribers and 1,800 premium service units.

         Service costs increased from $500,300 to $532,500, or by 6.4%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Programming fees, copyright fees and franchise fees accounted for the majority of the increase. The increase in programming fees was due to higher rates charged by program suppliers and also included an increase related to the restructuring of The Disney Channel discussed above. Copyright fees and franchise fees increased in direct relation to increased revenues.

         General and administrative expenses decreased from $232,300 to $109,500, or by 52.9%, for the year ended December 31, 1996 as compared to 1995, primarily due to lower insurance expense including workers' compensation insurance costs. An increase in capitalization of labor and overhead costs related to the rebuild of the Joint Venture's Auburn, Illinois franchise area also accounted for the decrease for the year.

         Management fees and reimbursed expenses increased from $226,600 to $256,300, or by 13.1%, for the year ended December 31, 1996 as compared to 1995. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased, primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 41.7% in 1995 to 52.0% in 1996. The increase was caused primarily by higher revenues and lower insurance expense as described above. EBITDA increased from $686,800 to $972,300, or by 41.6%, in 1996 as compared to 1995. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

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

         DISTRIBUTIONS TO PARTNERS

         The Macoupin Joint Venture distributed $1,050,000 and $75,000 equally among its three partners in 1996 and 1997, respectively. No distributions were made during 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of $456,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $226,000 in 1996 and $204,900 in 1997. The Joint Venture has budgeted additional expenditures of $25,000 in 1998 to complete the rebuild. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,500,000. Capital expenditures in the surrounding communities approximated $460,000 in 1996 and $416,600 in 1997. The Joint Venture has budgeted additional expenditures of $635,000 to complete the rebuild. The Macoupin Joint Venture also expects to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million. The PBD Joint Venture postponed the upgrade of its Mt. Carmel, Illinois cable system that had been budgeted for 1997 pending renewal of the franchise agreement. The PBD Joint Venture has budgeted approximately $1.2 million and $7.3 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, beginning in 1998, provided franchise renewals are obtained and adequate funds are available. Capital expenditures in 1997 by the PBD Joint Venture and Macoupin Joint Venture approximated $215,600 and $56,400, respectively, for the upgrade of other assets, and respective expenditures of $180,000 and $75,000 are budgeted to upgrade additional equipment in 1998.

         As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. Although the Joint Ventures are presently rebuilding a number of their cable systems, a majority of their customers are served by systems that have not rebuilt. As a result, these systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems have had an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

         In December 1993, the Partnership obtained from a lender a $2,000,000 revolving bank credit agreement maturing on December 31, 1998. The Corporate General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Partnership. These discussions were not successful. The Corporate General Partner was generally advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to the Partnership and certain of the other partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a revolving loan facility of $3,320,700. The Partnership expects to use borrowings under the Facility for the rebuild and upgrade of the Joint Ventures' systems. The Partnership used available cash to repay outstanding borrowings of $1,000,000 and related interest expense under its previous credit facility. No advances had been made under the new Facility as of the date of this Report.

         Based on discussions with prospective lenders, the Corporate General Partner believes that this structure will provide capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Advances by EFC under its partnership loan facilities are independently collateralized by the individual partnership borrowers so that no partnership is liable for advances made to other partnerships. The Partnership's Facility will terminate on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at December 31, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage, as defined, in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under its Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. At closing, the Partnership paid to EFC a $33,800 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Maximum Leverage Ratio, as defined, is greater than 4 to 1.

         The Partnership paid distributions totaling $503,100 during the year ended December 31, 1997. However, there can be no assurance regarding the level, timing or continuation of future distributions.

         Beginning in August 1997, the Corporate General Partner elected to self-insure the Joint Ventures' cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 85% of the Joint Ventures' subscribers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain systems of the Partnership and Joint Ventures, process transactions based on two digits for the year of the transaction (for example, "97" for 1997). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

         The Corporate General Partner has commenced an assessment of its Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to its vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of its information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue based on operating and performance criteria. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

         In addition to evaluating its internal systems, the Corporate General Partner has also initiated communications with its third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Ventures' interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Joint Ventures' systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Joint Ventures' systems. The Partnership and Joint Ventures continue to closely monitor developments with their vendors and service suppliers.

         1997 VS. 1996

         Operating activities used $5,500 less cash during 1997 than in 1996. Changes in prepaid expenses and liabilities owed to affiliates and third-party creditors provided $2,000 less cash in 1997 due to differences in the timing of payments.

         Investing activities provided $400,000 more cash in 1997 than in 1996 due to an increase in distributions from the Joint Ventures. The Partnership used $1,048,100 more cash in financing activities during 1997 than in 1996 due to the repayment of the Partnership's previous $1 million note payable and the payment of $48,100 for deferred loan costs related to the new Facility.

         1996 VS. 1995

         Operating activities used $21,500 less cash during 1996 than in 1995. Changes in accounts payable and due to affiliates used $1,300 more cash in 1996 due to the timing of payments.

         Cash provided by investing activities increased by $647,000 in 1996 from 1995 as a result of increased distributions from the Joint Ventures.

INFLATION

         Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Ventures are able to increase their service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

         The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1997 the Corporate General Partner managed cable television systems with approximately 92,700 basic subscribers.

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

         Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:


NAME                                                       POSITION
----                                                       --------

Marc B. Nathanson                                          Director, Chairman of the Board and Chief Executive
                                                           Officer

Frank J. Intiso                                            Director, President and Chief Operating Officer

Stanley S. Itskowitch                                      Director, Executive Vice President and General Counsel

Michael K. Menerey                                         Director, Executive Vice President, Chief Financial
                                                           Officer and Secretary

Joe A. Johnson                                             Executive Vice President - Operations

Thomas J. Hatchell                                         Executive Vice President - Operations

Jon W. Lunsford                                            Executive Vice President - Finance

Abel C. Crespo                                             Controller

MARC B. NATHANSON, 52, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA"). At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 28-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V., an Advisory Board Member of TVA, (Brazil) and a Director of GRB Entertainment. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate on August 14, 1995 for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency. He also serves on the Board of Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at the University of California, Los Angeles ("UCLA"). In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles and Cable Positive. Mr. Nathanson received the "Entrepreneur of the Year Award" from Inc. Magazine in 1994.

FRANK J. INTISO, 51, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Masters Degree in Business Administration from UCLA, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 59, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 46, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI and Enstar Communications Corporation since February 1998. Prior to that time, he had been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

JOE A. JOHNSON, 53, has been Executive Vice President - Operations of FHGI since September 1995. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

THOMAS J. HATCHELL, 48, has been Executive Vice President - Operations of FHGI and Enstar Communications Corporation since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989, he served as Vice President and Regional Manager for Falcon's San Luis Obispo, California region. He was Vice President - Construction of an affiliate of Falcon from June 1980 to June 1981. In addition, he served as a General Manager of the cable system in Tulare County, California, from 1977 to 1980. Prior to that time, Mr. Hatchell served as a cable executive with the Continental Telephone Company.

JON W. LUNSFORD, 38, has been Executive Vice President - Finance of FHGI and Enstar Communications Corporation since February 1998. Prior to that time, he had been Vice President - Finance and Corporate Development of FHGI since September 1994 and of Enstar Communications Corporation since January 1996. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

ABEL C. CRESPO, 38, has been Controller of FHGI and Enstar Communications Corporation since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

CERTAIN KEY PERSONNEL

         The following sets forth, as of December 31, 1997, biographical information about certain officers of FHGI who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

LYNNE A. BUENING, 44, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 44, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice TV, an affiliate of Falcon, from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 51, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 50, has been Vice President of Marketing of FHGI since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 62, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

RAYMOND J. TYNDALL, 50, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

         In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are Donald L. Amick, Daniel H. DeLaney, Ron L. Hall, Michael E. Kemph, Michael D. Singpiel and Robert S. Smith.

         Each director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT FEE

         The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Joint Ventures' systems and provides all operational support for the activities of the Joint Ventures. For these services, the Manager receives a management fee of 5% of the PBD Joint Venture's gross revenues and 4% of the Macoupin Joint Venture's gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. The Macoupin Joint Venture also is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. In addition, the Partnership reimburses the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of the Joint Ventures' cable systems. The Management Agreement also requires the Joint Ventures to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Joint Ventures upon sixty (60) days written notice to the Manager. The Manager has engaged FHGLP to provide certain management services for the Joint Ventures and pays FHGLP a portion of the management fees it receives in consideration of such services and reimburses FHGLP for expenses incurred by FHGLP on its behalf. Additionally, the Joint Ventures receive certain system operating management services from affiliates of the Manager in lieu of directly employing personnel to perform such services. The Joint Ventures reimburse the affiliates for their allocable share of the affiliates' operating costs. The Corporate General Partner also performs certain supervisory and administrative services for the Joint Ventures, for which it is reimbursed.

         For the fiscal year ended December 31, 1997, the Manager charged the Joint Ventures management fees of approximately $358,200 and reimbursed expenses of $513,800. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $19,800 in respect of its 1% special interest. The Joint Ventures also reimbursed affiliates approximately $171,400 for system operating management services. Certain programming services are purchased through Falcon Cablevision. The Joint Ventures paid Falcon Cablevision approximately $1,696,000 for these programming services for fiscal year 1997.

PARTICIPATION IN DISTRIBUTIONS

         The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 3, 1998, the common stock of FHGI was owned as follows:
78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into 10% of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1998, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg
A. Nathanson is Marc B. Nathanson's brother.

         As of March 3, 1998, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") and 2.58% of Falcon Video Communications ("Falcon Video"). In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships. See Item 13., "Certain Relationships and Related Transactions."

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

         FHGLP also manages the operations of Falcon Classic, Falcon Video and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

         On March 6, 1998, FHGLP acquired four of the five Falcon Classic cable systems. FHGLP intends to acquire the fifth system as soon as regulatory approvals can be obtained, at which point Falcon Classic will be liquidated. FHGLP executed various agreements on December 30, 1997 related to a series of transactions that, if successfully consummated in 1998, would involve the contribution by Falcon Video of its assets into the newly-formed entity of which FHGLP would be the managing general partner. The consummation of transactions is subject to, among other things, the satisfaction of customary closing conditions and obtaining required regulatory and other third-party consents, including the consent of franchising authorities, and to obtaining satisfactory financing arrangements on acceptable terms.

Accordingly, there can be no assurance that the transactions will be successfully completed, or if successfully completed, when they might be completed. The Corporate General Partner cannot determine at this time the potential impact from these Falcon Classic and Falcon Video transactions on the Partnership or the Joint Ventures, but it is possible that certain programming costs could increase.

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

         The Partnership Agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if such general partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the Partnership agreement provides that the General Partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, FHGI and its affiliates (which includes FHGLP), officers and directors and such other persons as the Corporate General Partner shall determine, against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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



(b)          Reports on Form 8-K

             The Registrant filed a Form 8-K dated December 17, 1997, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.



                                         ENSTAR INCOME PROGRAM IV-2, L.P.
                                    By:  Enstar Communications Corporation,
                                         Corporate General Partner

                                         By:  /s/ Marc B. Nathanson
                                            -----------------------------------
                                                  Marc B. Nathanson
                                                  Chairman of the Board and
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1998.


                        Signatures                                       Title(*)
             ---------------------------------        -------------------------------------------------

             /s/ Marc B. Nathanson                    Chairman of the Board and Chief Executive Officer
             ---------------------------------        (Principal Executive Officer)
             Marc B. Nathanson


             /s/ Michael K. Menerey                   Executive Vice President, Chief Financial Officer,
             ---------------------------------        Secretary and Director
             Michael K. Menerey                       (Principal Financial and Accounting Officer)



             ---------------------------------
             /s/ Frank J. Intiso                      President, Chief Operating Officer
             Frank J. Intiso                          and Director




             /s/ Stanley S. Itskowitch                Executive Vice President, General Counsel
             ---------------------------------        and Director
             Stanley S. Itskowitch



(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE
                                               --------------------------------------------------------
                                                Enstar Income       Enstar IV/PBD        Enstar Cable
                                                   Program             Systems            of Macoupin
                                                  IV-2, L.P.           Venture              County
                                               ----------------     ---------------      --------------
Reports of Independent Auditors                      F-2                 F-12                F-22

Balance Sheets - December 31, 1996 and 1997          F-3                 F-13                F-23

Financial Statements for each of
 the three years in the period
 ended December 31, 1997:

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

                         REPORT OF INDEPENDENT AUDITORS


Partners
Enstar Income Program IV-2, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income Program IV-2, L.P. (A Georgia Limited Partnership) as of December 31, 1996 and 1997, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-2, L.P. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                           /s/   ERNST & YOUNG LLP


Los Angeles, California
February 20, 1998

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                                 BALANCE SHEETS

                        ================================



                                                                              December 31,
                                                                     -------------------------
                                                                          1996            1997
                                                                     -----------   -----------
ASSETS:
  Cash and cash equivalents                                          $   619,300   $   357,800
  Prepaid expenses                                                          --           3,300
  Equity in net assets of Joint Ventures:
    Enstar IV/PBD Systems Venture                                      1,769,400     1,415,500
    Enstar Cable of Macoupin County                                      601,700       708,600
                                                                     -----------   -----------
                                                                       2,371,100     2,124,100
                                                                     -----------   -----------
    Deferred loan costs, net                                              26,400        45,000
                                                                     -----------   -----------
                                                                     $ 3,016,800   $ 2,530,200
                                                                     ===========   ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                   $    14,800   $    20,400
  Due to affiliates                                                        9,600        10,700
  Note payable                                                         1,000,000          --
                                                                     -----------   -----------

        TOTAL LIABILITIES                                              1,024,400        31,100
                                                                     -----------   -----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                       (63,200)      (58,100)
  Limited partners                                                     2,055,600     2,557,200
                                                                     -----------   -----------

        TOTAL PARTNERSHIP CAPITAL                                      1,992,400     2,499,100
                                                                     -----------   -----------

                                                                     $ 3,016,800   $ 2,530,200
                                                                     ===========   ===========





                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF OPERATIONS

                        ================================



                                                                     Year Ended December 31,
                                                            ---------------------------------------
                                                                1995          1996         1997
                                                            -----------   -----------   -----------
OPERATING EXPENSES:
  General and administrative expenses                       $   (28,100)  $   (29,000)  $   (39,200)
                                                            -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                             (125,200)     (118,500)     (108,800)

  Interest income                                                12,500        29,300        24,800
                                                            -----------   -----------   -----------

                                                               (112,700)      (89,200)      (84,000)
                                                            -----------   -----------   -----------

        Loss before equity in net income of joint ventures     (140,800)     (118,200)     (123,200)
                                                            -----------   -----------   -----------
EQUITY IN NET INCOME OF JOINT VENTURES:
  Enstar IV/PBD Systems Venture                                 216,200       627,400     1,001,100
  Enstar Cable of Macoupin County                                28,000       123,500       131,900
                                                            -----------   -----------   -----------

                                                                244,200       750,900     1,133,000
                                                            -----------   -----------   -----------

NET INCOME                                                  $   103,400   $   632,700   $ 1,009,800
                                                            ===========   ===========   ===========

Net income allocated to General Partners                    $     1,000   $     6,300   $    10,100
                                                            ===========   ===========   ===========

Net income allocated to Limited Partners                    $   102,400   $   626,400   $   999,700
                                                            ===========   ===========   ===========

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                      $      2.57   $     15.72   $     25.09
                                                            ===========   ===========   ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING THE YEAR                              39,848        39,848        39,848
                                                            ===========   ===========   ===========




                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                   ===========================================



                                                        General          Limited
                                                        Partners         Partners           Total
                                                       -----------      -----------      -----------
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1995                                      $   (60,500)     $ 2,323,000      $ 2,262,500

    Distributions to partners                               (5,000)        (498,100)        (503,100)
    Net income for year                                      1,000          102,400          103,400
                                                       -----------      -----------      -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1995                                        (64,500)       1,927,300        1,862,800

    Distributions to partners                               (5,000)        (498,100)        (503,100)
    Net income for year                                      6,300          626,400          632,700
                                                       -----------      -----------      -----------

PARTNERSHIP CAPITAL (DEFICIT)
  December 31,1996                                         (63,200)       2,055,600        1,992,400

    Distributions to partners                               (5,000)        (498,100)        (503,100)
    Net income for year                                     10,100          999,700        1,009,800
                                                       -----------      -----------      -----------

PARTNERSHIP CAPITAL (DEFICIT)
  December 31, 1997                                    $   (58,100)     $ 2,557,200      $ 2,499,100
                                                       ===========      ===========      ===========



                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================


                                                                         Year Ended December 31,
                                                             ---------------------------------------------
                                                                 1995             1996             1997
                                                             -----------      -----------      -----------
Cash flows from operating activities:
  Net income                                                 $   103,400      $   632,700      $ 1,009,800
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Equity in net income of joint ventures                     (244,200)        (750,900)      (1,133,000)
     Amortization of deferred loan costs                          16,800           17,000           29,500
     Increase (decrease) from changes in:
      Prepaid expenses                                              --               --             (3,300)
      Accounts payable and due to affiliates                       6,700            5,400            6,700
                                                             -----------      -----------      -----------

       Net cash used in operating activities                    (117,300)         (95,800)         (90,300)
                                                             -----------      -----------      -----------

Cash flows from investing activities:
  Distributions from joint ventures                              333,000          980,000        1,380,000
                                                             -----------      -----------      -----------

Cash flows from financing activities:
  Distributions to partners                                     (503,100)        (503,100)        (503,100)
  Deferred loan costs                                               --               --            (48,100)
  Repayment of debt                                                 --               --         (1,000,000)
                                                             -----------      -----------      -----------

       Net cash used in financing activities                    (503,100)        (503,100)      (1,551,200)
                                                             -----------      -----------      -----------

Net increase (decrease) in cash and cash                        (287,400)         381,100         (261,500)
equivalents

Cash and cash equivalents at beginning of year                   525,600          238,200          619,300
                                                             -----------      -----------      -----------

Cash and cash equivalents at end of year                     $   238,200      $   619,300      $   357,800
                                                             ===========      ===========      ===========





                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================



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


CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

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

INCOME TAXES

         As a partnership, Enstar Income Program IV-2, L.P., pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1997, the book basis of the Partnership's investment in the Joint Ventures exceeds its tax basis by $261,100.

         The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1997 in the financial statements is $179,100 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation and amortization expense reported by the Joint Ventures.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

         The Partnership and an affiliate partnership (Enstar Income Program IV-1, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $432,400, $1,254,800 and $2,002,200 for 1995, 1996 and 1997, respectively, of which
$216,200, $627,400 and $1,001,100 was allocated to the Partnership. The operations of the PBD Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the PBD Joint Venture on pages F-12 to F-21 of this Form 10-K.

Enstar Cable of Macoupin County

         The Partnership and two affiliate partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $84,000, $370,500 and $395,700 for 1995, 1996 and 1997, respectively, of which $28,000, $123,500 and $131,900 was allocated to the Partnership for the respective years. The operations of the Macoupin Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Macoupin Joint Venture on pages F-22 to F-31 of this Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================



NOTE 4 - NOTE PAYABLE

         On September 30, 1997, the Partnership completed new financing arrangements with a subsidiary of the Corporate General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to the Partnership and certain of the other partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a revolving loan facility (the "Facility") of $3,320,700. The Partnership used available cash to repay outstanding borrowings of $1,000,000 and related accrued interest under its previous credit facility. No advances had been made under the new Facility as of December 31, 1997.

         The Partnership's Facility will terminate on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at December 31, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage, as defined, in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for advances made to other partnerships. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership and a security interest in the assets of the PBD Joint Venture. At closing, the Partnership paid to EFC a $33,800 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders. In connection with this refinancing, the Partnership wrote off $15,400 in deferred loan costs relating to the former bank credit agreement.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Maximum Leverage Ratio, as defined, is greater than 4 to 1.

NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1995, 1996 or 1997 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership during 1995, 1996 and 1997.

         The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. No reimbursable expenses were incurred on behalf of the Partnership during 1995, 1996 or 1997.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================



NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest amounted to $124,900, $119,100 and $109,000 in 1995, 1996 and 1997, respectively.

                         REPORT OF INDEPENDENT AUDITORS


To the Venturers of
Enstar IV/PBD Systems Venture  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar IV/PBD Systems Venture (A Georgia General Partnership) as of December 31, 1996 and 1997, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar IV/PBD Systems Venture at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                               /s/   ERNST & YOUNG LLP


Los Angeles, California
February 20, 1998

                          ENSTAR IV/PBD SYSTEMS VENTURE

                                 BALANCE SHEETS

                          =============================



                                                                                 December 31,
                                                                           -------------------------
                                                                              1996           1997
                                                                           ----------     ----------
ASSETS:
    Cash and cash equivalents                                              $1,952,900     $1,631,300

    Accounts receivable, less allowance of $4,500 and
        $4,200 for possible losses                                            212,800        101,500

    Prepaid expenses and other assets                                         216,700        169,900

    Property, plant and equipment, less accumulated
        depreciation and amortization                                       1,820,900      1,624,200

    Franchise cost, net of accumulated
        amortization of $13,800 and $16,700                                    21,000         31,500
                                                                           ----------     ----------

                                                                           $4,224,300     $3,558,400
                                                                           ==========     ==========

                       LIABILITIES AND VENTURERS' CAPITAL
                       ----------------------------------

LIABILITIES:
    Accounts payable                                                       $  342,300     $  320,300
    Due to affiliates                                                         343,200        407,100
                                                                           ----------     ----------

       TOTAL LIABILITIES                                                      685,500        727,400
                                                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
    Enstar Income Program IV-1, L.P                                         1,769,400      1,415,500
    Enstar Income Program IV-2, L.P.                                        1,769,400      1,415,500
                                                                           ----------     ----------

       TOTAL VENTURERS' CAPITAL                                             3,538,800      2,831,000
                                                                           ----------     ----------

                                                                           $4,224,300     $3,558,400
                                                                           ==========     ==========


                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF OPERATIONS

                          =============================



                                                                      Year Ended December 31,
                                                        ------------------------------------------------
                                                           1995               1996               1997
                                                        -----------       -----------        -----------
REVENUES                                                $ 5,075,500       $ 5,428,600        $ 5,584,600
                                                        -----------       -----------        -----------


OPERATING EXPENSES:
    Service costs                                         1,778,300         1,866,800          1,917,400
    General and administrative expenses                     591,100           739,600            699,600
    General Partner management fees
       and reimbursed expenses                              622,900           587,700            593,100
    Depreciation and amortization                         1,692,800         1,013,000            475,500
                                                        -----------       -----------        -----------

                                                          4,685,100         4,207,100          3,685,600
                                                        -----------       -----------        -----------

        Operating income                                    390,400         1,221,500          1,899,000
                                                        -----------       -----------        -----------

INTEREST INCOME, net                                         42,000            34,800            103,200

LOSS ON SALE OF CABLE ASSETS                                   --              (1,500)              --
                                                        -----------       -----------        -----------

NET INCOME                                              $   432,400       $ 1,254,800        $ 2,002,200
                                                        ===========       ===========        ===========




                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                        STATEMENTS OF VENTURERS' CAPITAL

                        ================================


                                                 Enstar Income      Enstar Income
                                                    Program             Program
                                                   IV-1, L.P           IV-2, L.P           Total
                                                  -----------        -----------        -----------
BALANCE, January 1, 1995                          $ 1,888,800        $ 1,888,800        $ 3,777,600

  Distributions to venturers                         (333,000)          (333,000)          (666,000)
  Net income for year                                 216,200            216,200            432,400
                                                  -----------        -----------        -----------

BALANCE, December 31, 1995                          1,772,000          1,772,000          3,544,000

  Distributions to venturers                         (630,000)          (630,000)        (1,260,000)
  Net income for year                                 627,400            627,400          1,254,800
                                                  -----------        -----------        -----------

BALANCE, December 31, 1996                          1,769,400          1,769,400          3,538,800

  Distributions to venturers                       (1,355,000)        (1,355,000)        (2,710,000)
  Net income for year                               1,001,100          1,001,100          2,002,200
                                                  -----------        -----------        -----------

BALANCE, December 31, 1997                        $ 1,415,500        $ 1,415,500        $ 2,831,000
                                                  ===========        ===========        ===========




                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF CASH FLOWS

                          =============================


                                                                         Year Ended December 31,
                                                            -------------------------------------------------
                                                                1995               1996              1997
                                                            -----------        -----------        -----------
Cash flows from operating activities:
    Net income                                              $   432,400        $ 1,254,800        $ 2,002,200
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                         1,692,800          1,013,000            475,500
        Loss on sale of cable assets                               --                1,500               --
        Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses
            and other assets                                     52,500           (129,700)           124,600
         Accounts payable and due to affiliates                (171,600)            41,200             41,900
                                                            -----------        -----------        -----------

            Net cash provided by operating activities         2,006,100          2,180,800          2,644,200
                                                            -----------        -----------        -----------

Cash flows from investing activities:
    Capital expenditures                                       (791,600)          (190,300)          (215,600)
    Increase in intangible assets                               (86,800)           (75,600)           (40,200)
    Proceeds from sale of property, plant and
      equipment                                                    --                  100               --
                                                            -----------        -----------        -----------

            Net cash used in investing activities              (878,400)          (265,800)          (255,800)
                                                            -----------        -----------        -----------

Cash flows from financing activities:
    Distributions to venturers                                 (666,000)        (1,260,000)        (2,710,000)
                                                            -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents            461,700            655,000           (321,600)


Cash and cash equivalents at beginning of year                  836,200          1,297,900          1,952,900
                                                            -----------        -----------        -----------

Cash and cash equivalents at end of year                    $ 1,297,900        $ 1,952,900        $ 1,631,300
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

CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Venture considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

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

               Cable television systems                       5-15 years
               Vehicles                                          3 years
               Furniture and equipment                         5-7 years
               Leasehold improvements                      Life of lease

FRANCHISE COST

         The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECOVERABILITY OF ASSETS

         The Venture assesses on an ongoing basis the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Venture also evaluates the amortization periods of assets, including franchise costs and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

INCOME TAXES

         As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to the Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1997, the book basis of the Venture's net assets exceeds its tax basis by $289,900.

         The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1997 in the financial statements is $94,000 more than tax income of the Venture for the same period, caused principally by timing differences in depreciation and amortization expense.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1997 presentation.

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

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================


NOTE 2 - JOINT VENTURE MATTERS (CONTINUED)

         Under the terms of the agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

         On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of Enstar Communications Corporation.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:


                                                                         December 31,
                                                             --------------------------------
                                                                 1996                1997
                                                             ------------        ------------
Cable television systems                                     $ 10,454,200        $ 10,572,600
Vehicles, furniture and equipment,
   and leasehold improvements                                     631,900             681,600
                                                             ------------        ------------

                                                               11,086,100          11,254,200

Less accumulated depreciation
   and amortization                                            (9,265,200)         (9,630,000)
                                                             ------------        ------------

                                                             $  1,820,900        $  1,624,200
                                                             ============        ============


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2005.

         Future minimum rental payments under noncancelable operating leases that have remaining terms in excess of one year as of December 31, 1997 are as follows:


                          Year                                                            Amount
                          ----                                                         ------------
                          1998                                                         $      2,200
                          1999                                                                2,200
                          2000                                                                2,200
                          2001                                                                2,200
                          2002                                                                2,200
                          Thereafter                                                          6,100
                                                                                       -------------
                                                                                       $     17,100
                                                                                       =============

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Rentals, other than pole rentals, charged to operations amounted to $23,400, $22,000 and $21,100 in 1995, 1996 and 1997, respectively, while pole rental expense approximated $43,200, $44,400 and $43,600 in 1995, 1996 and 1997,
respectively.

         The Venture has granted to Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner and a lender to the Venturers, a security interest in its assets to collateralize the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.

         The Venture is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Venture's cable services. The Venture believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Venture expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision.

         Beginning in August 1997, the Corporate General Partner elected to self-insure the Venture's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 82% of the Venture's subscribers are served by its system in Poplar Bluff, Missouri and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================


NOTE 5 - EMPLOYEE BENEFIT PLAN

         The Venture has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 20% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Venturer's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1995, 1996 or 1997.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Venture. Management fee expense was $253,800, $271,400 and $279,200 in 1995, 1996 and 1997, respectively.

         In addition to the monthly management fee, the Venture reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the affiliate and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $369,100, $316,300 and $313,900 during 1995, 1996 and 1997, respectively.

         The Venture also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable systems. The Venture reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Venture for these costs approximated $37,900, $135,900 and $151,400 in 1995, 1996 and 1997, respectively. No management fee is payable to the affiliate by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Venture recorded programming fee expense of $1,243,300, $1,241,500 and $1,262,700 in 1995, 1996 and 1997, respectively.
Programming fees are included in service costs in the statements of operations.

                         REPORT OF INDEPENDENT AUDITORS


To the Venturers of
Enstar Cable of Macoupin County  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar Cable of Macoupin County (A Georgia General Partnership) as of December 31, 1996 and 1997, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          /s/   ERNST & YOUNG LLP


Los Angeles, California
February 20, 1998

                         ENSTAR CABLE OF MACOUPIN COUNTY

                                 BALANCE SHEETS

                         ===============================


                                                                                   December 31,
                                                                          ----------------------------
                                                                             1996              1997
                                                                          ----------        ----------
ASSETS:
    Cash and cash equivalents                                             $  442,200        $  515,800

    Accounts receivable, less allowance of $3,900 and
      $10,000 for possible losses                                             66,100            45,100

    Prepaid expenses and other assets                                         25,700           336,000

    Property, plant and equipment, less accumulated
      depreciation and amortization                                        1,149,400         1,523,200

    Franchise cost, net of accumulated
      amortization of $3,162,000 and $3,242,100                              401,000           143,900
                                                                          ----------        ----------

                                                                          $2,084,400        $2,564,000
                                                                          ==========        ==========

                       LIABILITIES AND VENTURERS' CAPITAL
                       ----------------------------------

LIABILITIES:
    Accounts payable                                                      $  196,200        $  324,600
    Due to affiliates                                                         83,100           113,600
                                                                          ----------        ----------

               TOTAL LIABILITIES                                             279,300           438,200
                                                                          ----------        ----------


COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
    Enstar Income Program IV-1, L.P.                                         601,700           708,600
    Enstar Income Program IV-2, L.P.                                         601,700           708,600
    Enstar Income Program IV-3, L.P.                                         601,700           708,600
                                                                          ----------        ----------

               TOTAL VENTURERS' CAPITAL                                    1,805,100         2,125,800
                                                                          ----------        ----------

                                                                          $2,084,400        $2,564,000
                                                                          ==========        ==========



                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF OPERATIONS

                         ===============================



                                                           Year Ended December 31,
                                                ----------------------------------------------
                                                   1995              1996              1997
                                                ----------        ----------        ----------
REVENUES                                        $1,646,000        $1,870,600        $1,975,900
                                                ----------        ----------        ----------
OPERATING EXPENSES:
    Service costs                                  500,300           532,500           573,000
    General and administrative  expenses           232,300           109,500           149,200
    General Partner management fees
      and reimbursed expenses                      226,600           256,300           298,700
    Depreciation and amortization                  634,800           614,400           575,400
                                                ----------        ----------        ----------

                                                 1,594,000         1,512,700         1,596,300
                                                ----------        ----------        ----------

               Operating income                     52,000           357,900           379,600
                                                ----------        ----------        ----------

INTEREST INCOME, net                                32,000            12,000            16,100

GAIN ON SALE OF CABLE ASSETS                          --                 600              --
                                                ----------        ----------        ----------

NET INCOME                                      $   84,000        $  370,500        $  395,700
                                                ==========        ==========        ==========







                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL

                        ================================


                                       Enstar              Enstar              Enstar
                                       Income              Income              Income
                                      Program             Program             Program
                                     IV-1, L.P.          IV-2, L.P.          IV-3, L.P.            Total
                                    -----------         -----------         -----------         -----------
BALANCE, January 1, 1995            $   800,200         $   800,200         $   800,200         $ 2,400,600

  Net income for year                    28,000              28,000              28,000              84,000
                                    -----------         -----------         -----------         -----------

BALANCE, December 31, 1995              828,200             828,200             828,200           2,484,600

  Distributions to venturers           (350,000)           (350,000)           (350,000)         (1,050,000)
  Net income for year                   123,500             123,500             123,500             370,500
                                    -----------         -----------         -----------         -----------

BALANCE, December 31, 1996              601,700             601,700             601,700           1,805,100

  Distributions to venturers            (25,000)            (25,000)            (25,000)            (75,000)
  Net income for year                   131,900             131,900             131,900             395,700
                                    -----------         -----------         -----------         -----------

BALANCE, December 31, 1997          $   708,600         $   708,600         $   708,600         $ 2,125,800
                                    ===========         ===========         ===========         ===========



                  See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF CASH FLOWS

                         ===============================


                                                                          Year Ended December 31,
                                                            ---------------------------------------------------
                                                               1995                 1996                1997
                                                            -----------         -----------         -----------
Cash flows from operating activities:
    Net income                                              $    84,000         $   370,500         $   395,700
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                           634,800             614,400             575,400
        Gain on sale of cable assets                               --                  (600)               --
        Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses
           and other assets                                     (27,400)            (47,900)           (292,000)
         Accounts payable and due to affiliates                 108,500             (76,200)            158,900
                                                            -----------         -----------         -----------

          Net cash provided by operating activities             799,900             860,200             838,000
                                                            -----------         -----------         -----------

Cash flows from investing activities:
    Capital expenditures                                       (325,500)           (411,200)           (677,900)
    Increase in intangible assets                               (14,500)            (37,700)            (11,500)
    Proceeds from sale of property, plant and
      equipment                                                    --                 9,100                --
                                                            -----------         -----------         -----------

          Net cash used in investing activities                (340,000)           (439,800)           (689,400)
                                                            -----------         -----------         -----------

Cash flows from financing activities:
    Distributions to venturers                                     --            (1,050,000)            (75,000)
                                                            -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents            459,900            (629,600)             73,600

Cash and cash equivalents at beginning of year                  611,900           1,071,800             442,200
                                                            -----------         -----------         -----------

Cash and cash equivalents at end of year                    $ 1,071,800         $   442,200         $   515,800
                                                            ===========         ===========         ===========




                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================


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

CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Venture considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

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

               Cable television systems                       5-15 years
               Vehicles                                          3 years
               Furniture and equipment                         5-7 years
               Leasehold improvements                      Life of lease

FRANCHISE COST

         The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

RECOVERABILITY OF ASSETS

         The Venture assesses on an ongoing basis the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Venture also evaluates

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECOVERABILITY OF ASSETS (CONTINUED)

the amortization periods of assets, including franchise costs and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

INCOME TAXES

         As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1997, the book basis of the Venture's net assets exceeds its tax basis by $348,300.

         The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1997 in the financial statements is $354,200 more than tax income of the Venture for the same period, caused principally by timing differences in depreciation and amortization expense.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:


                                                                     December 31,
                                                             -------------------------------
                                                                 1996                1997
                                                             -----------         -----------
Cable television systems                                     $ 3,263,300         $ 3,514,500
Vehicles, furniture and equipment
  and leasehold improvements                                     170,400             213,300
                                                             -----------         -----------

                                                               3,433,700           3,727,800

Less accumulated depreciation
  and amortization                                            (2,284,300)         (2,204,600)
                                                             -----------         -----------

                                                             $ 1,149,400         $ 1,523,200
                                                             ===========         ===========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

               The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 1999.

               Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1997 are as follows:


                    Year                                                             Amount
                    ----                                                          -----------
                    1998                                                          $     5,900
                    1999                                                                2,800
                                                                                  -----------

                                                                                  $     8,700
                                                                                  ===========

         Rentals, other than pole rentals, charged to operations approximated $8,200, $8,300 and $7,700 in 1995, 1996 and 1997, respectively, while pole rental expense approximated $16,300, $13,600 and $16,900 in 1995, 1996 and 1997,
respectively.

         Other commitments include approximately $25,000 at December 31, 1997 to complete the rebuild of the Venture's Auburn, Illinois cable system that was commenced in 1996.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================



NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Venture is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Venture's cable services. The Venture believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Venture expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision.

         Beginning in August 1997, the Corporate General Partner elected to self-insure the Venture's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. All of the Venture's subscribers are served by its system in Carlinville, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 5 - EMPLOYEE BENEFIT PLAN

         The Venture has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 20% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Venturer's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1995, 1996 or 1997.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================


NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $65,800, $74,800 and $79,000 in 1995, 1996 and 1997, respectively. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. This fee approximated $16,500, $18,700 and $19,800 in 1995, 1996 and 1997, respectively.

         The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $144,300, $162,800 and $199,900 during 1995, 1996 and 1997, respectively.

         The Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable system. The Venture reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Venture for these costs approximated $1,700, $12,600 and $20,000 in 1995, 1996 and 1997,
respectively. No management fee is payable to the affiliates by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Venture recorded programming fee expense of $364,800, $388,900 and $433,300 in 1995, 1996 and 1997, respectively.
Programming fees are included in service costs in the statements of operations.

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

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER        DESCRIPTION
  ------        -----------
    10.16       Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Holding Group,
                Inc. dated as of October 1, 1988.(4)

    10.17       Amendment No. 2 to Revolving Credit and Term Loan Agreement dated September 23, 1986 between Enstar Income Program
                IV-2 and Rhode Island Hospital Trust National Bank, dated January 18, 1989.(5)

    10.18       Amendment No. 3 to Revolving Credit and Term Loan Agreement dated September 23, 1986 between Enstar Income Program
                IV-2 and Rhode Island Hospital Trust National Bank, dated June 15, 1990.(5)

    10.19       Loan Agreement between Enstar Income Program IV-2, L.P. and Kansallis-Osake-Pankki dated December 9, 1993.(6)

    10.20       Amended and Restated Partnership Agreement of Enstar Cable of Macoupin County, as of October 1, 1993. (7)

    10.21       Loan Agreement between Enstar Income Program IV-1, L.P. and Enstar Finance Company, LLC dated September 30,
                1997.(8)

    10.22       Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL.(8)

    10.23       A resolution of the City of Carlinville, Illinois extending the Cable Television Franchise of Enstar Cable of
                Macoupin County. Adopted December 1, 1997.

    10.24       An agreement by the City of Mt. Carmel, Illinois extending the Cable Television Franchise of Enstar IV/PBD Systems
                Venture, dated December 8, 1997.

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

(6) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-15706 for the fiscal year ended December 31, 1993.

(7) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-15706 for the quarter ended March 31, 1995.

(8) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-15706 for the quarter ended September 30, 1997.