Form 10-Q
period 1998-03-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 1998-05-14
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission File Number 0-15706
                                                -------

Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                             58-1648318
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

10900 Wilshire Boulevard - 15th Floor
    Los Angeles, California                                      90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                   --------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================



                                                   December 31,           March 31,
                                                      1997*                 1998
                                                   -----------          -----------
                                                                        (Unaudited)
ASSETS:
   Cash and cash equivalents                       $   357,800          $   260,700
   Prepaid expenses                                      3,300                2,300
                                                   -----------          -----------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                  1,415,500            1,623,100
      Enstar Cable of Macoupin County                  708,600              749,800
                                                   -----------          -----------

                                                     2,124,100            2,372,900
                                                   -----------          -----------


   Deferred loan costs, net                             45,000               42,500
                                                   -----------          -----------

                                                   $ 2,530,200          $ 2,678,400
                                                   ===========          ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------


LIABILITIES:
   Accounts payable                                $    20,400          $     8,300
   Due to affiliates                                    10,700               11,400
                                                   -----------          -----------

              TOTAL LIABILITIES                         31,100               19,700
                                                   -----------          -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                    (58,100)             (56,500)
   Limited partners                                  2,557,200            2,715,200
                                                   -----------          -----------

              TOTAL PARTNERSHIP CAPITAL              2,499,100            2,658,700
                                                   -----------          -----------

                                                   $ 2,530,200          $ 2,678,400
                                                   ===========          ===========



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================



                                                           Unaudited
                                                   ----------------------------
                                                        Three months ended
                                                            March 31,
                                                   ----------------------------
                                                     1997               1998
                                                   ---------          ---------
OPERATING EXPENSES:
   General and administrative expenses             $  (6,500)         $  (8,200)
                                                   ---------          ---------

OTHER INCOME (EXPENSE):
   Interest income                                     6,400              3,800
   Interest expense                                  (25,900)            (9,000)
                                                   ---------          ---------

                                                     (19,500)            (5,200)
                                                   ---------          ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                 (26,000)           (13,400)
                                                   ---------          ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
      Enstar IV/PBD Systems Venture                  234,700            257,600
      Enstar Cable of Macoupin County                 38,300             41,200
                                                   ---------          ---------

                                                     273,000            298,800
                                                   ---------          ---------

NET INCOME                                         $ 247,000          $ 285,400
                                                   =========          =========

Net income allocated to General Partners           $   2,500          $   2,900
                                                   =========          =========

Net income allocated to Limited Partners           $ 244,500          $ 282,500
                                                   =========          =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                            $    6.14          $    7.09
                                                   =========          =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                    39,848             39,848
                                                   =========          =========




            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================



                                                                        Unaudited
                                                               ----------------------------
                                                                    Three months ended
                                                                        March 31,
                                                               ----------------------------
                                                                 1997                1998
                                                               ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 247,000          $ 285,400
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity in net income of Joint Ventures                 (273,000)          (298,800)
         Amortization of deferred loan costs                       4,100              3,100
         Increase (decrease) from changes in:
            Prepaid expenses                                        (300)             1,000
            Accounts payable and due to affiliates                (3,300)           (11,400)
                                                               ---------          ---------

                 Net cash used in operating activities           (25,500)           (20,700)
                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                              10,000             50,000
                                                               ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                    (125,800)          (125,800)
   Deferred loan costs                                             --                  (600)
                                                               ---------          ---------

                 Net cash used in financing activities          (125,800)          (126,400)
                                                               ---------          ---------

DECREASE IN CASH AND CASH
   EQUIVALENTS                                                  (141,300)           (97,100)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        619,300            357,800
                                                               ---------          ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $ 478,000          $ 260,700
                                                               =========          =========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================

1.          INTERIM FINANCIAL STATEMENTS

            The accompanying condensed interim financial statements for the three months ended March 31, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.

2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) for the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership and Joint Ventures. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1998. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $90,200 and reimbursement of expenses of approximately $120,900 under the management agreements for the three months ended March 31, 1998. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $5,000 in respect of its 1% special interest during the three months ended March 31, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

            The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $36,300 in the three months ended March 31, 1998. No management fee is payable to

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

            Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $439,400 for the three months ended March 31, 1998. Programming fees are included in service costs in the statements of operations.

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

4.          RECLASSIFICATIONS

            Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


5.          EQUITY IN NET ASSETS OF JOINT VENTURES

            ENSTAR IV/PBD SYSTEMS VENTURE

            Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of March 31, 1998 and December 31, 1997, and the results of its operations for the three months ended March 31, 1998 and 1997, have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.


                                                       December 31,        March 31,
                                                          1997*              1998
                                                       ----------         ----------
                                                       (Unaudited)
Current assets                                         $1,864,600         $2,257,000
Investment in cable television properties, net          1,655,700          1,580,900
Other assets                                               38,100             30,700
                                                       ----------         ----------

                                                       $3,558,400         $3,868,600
                                                       ==========         ==========


Current liabilities                                    $  727,400         $  622,400
Venturers' capital                                      2,831,000          3,246,200
                                                       ----------         ----------

                                                       $3,558,400         $3,868,600
                                                       ==========         ==========




               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


ENSTAR IV/PBD SYSTEMS VENTURE (CONTINUED)

                                                                              Unaudited
                                                                   -------------------------------
                                                                          Three months ended
                                                                               March 31,
                                                                   -------------------------------
                                                                       1997                1998
                                                                   -----------         -----------
REVENUES                                                           $ 1,383,400         $ 1,407,100
                                                                   -----------         -----------
OPERATING EXPENSES:
   Service costs                                                       465,000             470,800
   General and administrative expenses                                 166,500             183,600
   General Partner management fees and reimbursed expenses             147,900             140,000
   Depreciation and amortization                                       162,900             113,000
                                                                   -----------         -----------
                                                                       942,300             907,400
                                                                   -----------         -----------

OPERATING INCOME                                                       441,100             499,700
OTHER INCOME (EXPENSE):
   Interest income                                                      28,400              20,900
   Interest expense                                                     --                  (5,400)
                                                                   -----------         -----------

NET INCOME                                                         $   469,500         $   515,200
                                                                   ===========         ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


            ENSTAR CABLE OF MACOUPIN COUNTY

            Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 1998 and December 31, 1997, and the results of its operations for the three months ended March 31, 1998 and 1997, have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.


                                                       December 31,        March 31,
                                                          1997*              1998
                                                       ----------         ----------
                                                                          (Unaudited)
Current assets                                         $  893,900         $  858,700
Investment in cable television properties, net          1,667,100          1,639,100
Other assets                                                3,000              3,200
                                                       ----------         ----------

                                                       $2,564,000         $2,501,000
                                                       ==========         ==========


Current liabilities                                    $  438,200         $  251,700
Venturers' capital                                      2,125,800          2,249,300
                                                       ----------         ----------

                                                       $2,564,000         $2,501,000
                                                       ==========         ==========






               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================



ENSTAR CABLE OF MACOUPIN COUNTY (CONTINUED)

                                                                           Unaudited
                                                                   ----------------------------
                                                                        Three months ended
                                                                            March 31,
                                                                   ----------------------------
                                                                      1997              1998
                                                                   ---------          ---------
REVENUES                                                           $ 481,600          $ 496,900
                                                                   ---------          ---------
OPERATING EXPENSES:
   Service costs                                                     130,000            161,300
   General and administrative expenses                                14,100             43,200
   General Partner management fees and reimbursed expenses            71,200             76,100
   Depreciation and amortization                                     154,600             94,800
                                                                   ---------          ---------
                                                                     369,900            375,400
                                                                   ---------          ---------

OPERATING INCOME                                                     111,700            121,500
OTHER INCOME (EXPENSE):
   Interest income                                                     5,700              4,800
   Interest expense                                                   (2,400)            (2,800)
                                                                   ---------          ---------

NET INCOME                                                         $ 115,000          $ 123,500
                                                                   =========          =========

                        ENSTAR INCOME PROGRAM IV-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

            This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS

            THE PARTNERSHIP

            As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The PBD Joint Venture made distributions totaling $50,000 to the Partnership and the Partnership distributed $125,800 to its partners during the three months ended March 31, 1998. The Macoupin Joint Venture did not make distributions to the Partnership during the quarter ended March 31, 1998.

            THE PBD JOINT VENTURE

            The PBD Joint Venture's revenues increased from $1,383,400 to $1,407,100, or by 1.7%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Of the $23,700 increase, $47,800 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $10,900 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $35,000 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of March 31, 1998, the PBD Joint Venture had approximately 13,400 basic subscribers and 3,800 premium service units.

            Service costs increased from $465,000 to $470,800, or by 1.2%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was principally due to decreased capitalization of labor and overhead costs resulting from fewer capital projects in the 1998 period. The increase was also due to higher programming and franchise fees. Programming expense increased as a result of higher rates charged by program suppliers. Franchise fees increased in direct relation to increased revenues as described above.

            General and administrative expenses increased from $166,500 to $183,600, or by 10.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was primarily due to increases in marketing expense and certain insurance premiums.

            Management fees and reimbursed expenses decreased from $147,900 to $140,000, or by 5.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased due to lower allocated personnel costs.

            Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 43.7% to 43.5% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease for the quarter was principally attributable to decreases in capitalization of labor and overhead costs and increased marketing expenses. EBITDA increased from $604,000 to $612,700, or by 1.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

            Depreciation and amortization expense decreased from $162,900 to $113,000, or by 30.6%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997 due to the effect of certain tangible assets becoming fully depreciated in 1997.

            Operating income increased from $441,100 to $499,700, or by 13.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to decreased depreciation and amortization expense and increased revenues as described above.

            Interest income, net of interest expense, decreased from $28,400 to $15,500, or by 45.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease was primarily due to lower cash balances available for investment.

            Due to the factors described above, the PBD Joint Venture's net income increased from $469,500 to $515,200, or by 9.7%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

            MACOUPIN JOINT VENTURE

            The Macoupin Joint Venture's revenues increased from $481,600 to $496,900, or by 3.2%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Of the $15,300 increase, $32,400 was due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in 1997 and $3,100 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $20,200 due to decreases in the number of subscriptions for basic, premium and tier services. As of March 31, 1998, the Macoupin Joint Venture had approximately 4,400 basic subscribers and 1,400 premium service units.

            Service costs increased from $130,000 to $161,300, or by 24.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was principally due to decreased capitalization of labor and overhead costs due to fewer capital projects in the 1998 period and higher programming fees and personnel costs. Programming expense increased as a result of higher rates charged by program suppliers. Personnel costs increased due to staff additions.

            General and administrative expenses increased from $14,100 to $43,200 for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was principally due to an increase of $11,100 in bad debt expense and a decrease of $11,100 in capitalization of labor and overhead costs resulting from reductions in rebuild construction activity in the Auburn, Illinois franchise during the first quarter of 1998.

            Management fees and reimbursed expenses increased from $71,200 to $76,100, or by 6.9%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

            Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 55.3% to 43.5% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The three months' decrease was primarily due to lower capitalization of labor and overhead costs and higher bad debt expense as described above. EBITDA decreased from $266,300 to $216,300, or by 18.8%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

            Depreciation and amortization expense decreased from $154,600 to $94,800, or by 38.7%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease for the quarter was due to certain intangible assets becoming fully amortized.

            Operating income increased from $111,700 to $121,500, or by 8.8%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase for the quarter was primarily due to increased revenues and decreased depreciation and amortization expense.

            Interest income, net of interest expense, decreased from $3,300 to $2,000, or by 39.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease was due to lower average cash balances available for investment in 1998.

            Due to the factors described above, the Macoupin Joint Venture's net income increased from $115,000 to $123,500, or by 7.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

            The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of $456,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $430,900 as of December 31, 1997. The Macoupin Joint Venture has budgeted additional expenditures of $25,000 in 1998 to complete the rebuild. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,500,000. Capital expenditures in the surrounding communities approximated $876,600 as of December 31, 1997. The Macoupin Joint Venture has budgeted additional expenditures of $635,000 in 1998 to complete the rebuild. Expenditures related to the total rebuild approximated $35,600 in the first quarter of 1998.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

            The Macoupin Joint Venture also expects to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million. The PBD Joint Venture postponed the upgrade of its Mt. Carmel, Illinois cable system that had been budgeted for 1997 pending renewal of the franchise agreement. The PBD Joint Venture has budgeted approximately $1.2 million and $7.3 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, beginning in 1998, provided franchise renewals are obtained and adequate funds are available. The PBD Joint Venture and Macoupin Joint Venture have budgeted expenditures of $180,000 and $75,000, respectively, to upgrade other assets in 1998. Such expenditures approximated $24,800 and $18,100, respectively, in the first quarter of 1998.

            As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. Although the Joint Ventures are presently rebuilding a number of their cable systems, a majority of their customers are served by systems that have not been rebuilt. As a result, these systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems have had an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

            On September 30, 1997, the Partnership entered into a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner, for a revolving loan facility of $3,320,700 (the "Facility"). The Partnership expects to use borrowings under the Facility for the rebuild and upgrade of the Joint Ventures' systems. The Partnership used available cash to repay outstanding borrowings of $1,000,000 and related interest expense under its previous credit facility. No advances had been made under the new Facility as of the date of this Report.

            The Partnership's Facility will terminate on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at March 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under its Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

            The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

            The Partnership paid distributions totaling $125,800 during the three months ended March 31, 1998. However, there can be no assurance regarding the level, timing or continuation of future distributions.

            Beginning in August 1997, the Joint Ventures elected to self-insure their cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

            While the Joint Ventures have made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 85% of the Joint Ventures' subscribers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

            The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain computer systems of the Partnership and Joint Ventures, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

            The Corporate General Partner has commenced an assessment of the Partnership's and Joint Ventures' Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of the Partnership's and Joint Ventures' information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

            In addition to evaluating internal systems, the Corporate General Partner has also initiated communications with third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Ventures' interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's and Joint Ventures' systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's and Joint Ventures' systems. The Corporate General Partner continues to closely monitor Year 2000 developments with vendors and service suppliers.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

            THREE MONTHS ENDED MARCH 31, 1998 AND 1997

            Operating activities used $4,800 less cash in the three months ended March 31, 1998 than in the corresponding prior year period. Changes in prepaid expenses and liabilities owed to third-party creditors and the Corporate General Partner used $6,800 more cash in the three months ended March 31, 1998 due to differences in the timing of payments.

            Investing activities provided $40,000 more cash in the first three months of 1998 than in the corresponding prior year period due to an increase in distributions from the Joint Ventures.

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

                  (a)      None.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 14, 1998                   By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary