Form 10-Q
period 1998-06-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1998-08-13
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number   0-15706
                                                 ---------

                        Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                               58-1648318
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                   90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS


                      ====================================


                                                                  December 31,         June 30,
                                                                     1997*               1998
                                                                  -----------         -----------
                                                                                      (Unaudited)
ASSETS:
   Cash and cash equivalents                                      $   357,800         $   252,100

   Prepaid expenses                                                     3,300               1,200
                                                                  -----------         -----------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                 1,415,500           1,766,900

      Enstar Cable of Macoupin County                                 708,600             801,100
                                                                  -----------         -----------

                                                                    2,124,100           2,568,000
                                                                  -----------         -----------


   Deferred loan costs, net                                            45,000              41,500
                                                                  -----------         -----------

                                                                  $ 2,530,200         $ 2,862,800
                                                                  ===========         ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
   Accounts payable                                               $    20,400         $    11,100
   Due to affiliates                                                   10,700              12,000
                                                                  -----------         -----------

          TOTAL LIABILITIES                                            31,100              23,100
                                                                  -----------         -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                   (58,100)            (54,700)
   Limited partners                                                 2,557,200           2,894,400
                                                                  -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                 2,499,100           2,839,700
                                                                  -----------         -----------

                                                                  $ 2,530,200         $ 2,862,800
                                                                  ===========         ===========



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                      ====================================


                                                            Unaudited
                                                    ---------------------------
                                                       Three months ended
                                                             June 30,
                                                    ---------------------------
                                                      1997              1998
                                                    ---------         ---------
OPERATING EXPENSES:
   General and administrative expenses              $  (9,400)        $  (7,000)
                                                    ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                      6,000             3,200
   Interest expense                                   (29,800)           (8,000)
                                                    ---------         ---------

                                                      (23,800)           (4,800)
                                                    ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                  (33,200)          (11,800)
                                                    ---------         ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                    279,400           260,800
     Enstar Cable of Macoupin County                   20,400            57,800
                                                    ---------         ---------

                                                      299,800           318,600
                                                    ---------         ---------

NET INCOME                                          $ 266,600         $ 306,800
                                                    =========         =========

NET INCOME ALLOCATED TO GENERAL PARTNERS            $   2,700         $   3,100
                                                    =========         =========

NET INCOME ALLOCATED TO LIMITED PARTNERS            $ 263,900         $ 303,700
                                                    =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $    6.62         $    7.62
                                                    =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     39,848            39,848
                                                    =========         =========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                      ====================================


                                                             Unaudited
                                                    ---------------------------
                                                         Six months ended
                                                              June 30,
                                                    ---------------------------
                                                       1997              1998
                                                    ---------         ---------
OPERATING EXPENSES:
   General and administrative expenses              $ (15,900)        $ (15,200)
                                                    ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                     12,400             7,000
   Interest expense                                   (55,700)          (17,000)
                                                    ---------         ---------

                                                      (43,300)          (10,000)
                                                    ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                  (59,200)          (25,200)
                                                    ---------         ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                    514,100           518,400
     Enstar Cable of Macoupin County                   58,700            99,000
                                                    ---------         ---------

                                                      572,800           617,400
                                                    ---------         ---------

NET INCOME                                          $ 513,600         $ 592,200
                                                    =========         =========

NET INCOME ALLOCATED TO GENERAL PARTNERS            $   5,100         $   5,900
                                                    =========         =========

NET INCOME ALLOCATED TO LIMITED PARTNERS            $ 508,500         $ 586,300
                                                    =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $   12.76         $   14.71
                                                    =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     39,848            39,848
                                                    =========         =========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS


                      ====================================


                                                                   Unaudited
                                                          ---------------------------
                                                               Six months ended
                                                                   June 30,
                                                          ---------------------------
                                                            1997              1998
                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 513,600         $ 592,200
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Equity in net income of Joint Ventures              (572,800)         (617,400)
       Amortization of deferred loan costs                    8,400             5,200
       Increase (decrease) from changes in:
         Prepaid expenses                                      (200)            2,100
         Accounts payable and due to affiliates               4,000            (8,000)
                                                          ---------         ---------

             Net cash used in operating activities          (47,000)          (25,900)
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                        270,000           173,500
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                               (251,600)         (251,600)
   Deferred loan costs                                           --            (1,700)
                                                          ---------         ---------

             Net cash used in financing activities         (251,600)         (253,300)
                                                          ---------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS                       (28,600)         (105,700)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   619,300           357,800
                                                          ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                       $ 590,700         $ 252,100
                                                          =========         =========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) for the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership as well as Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1998. The Manager has entered into identical agreements with the Joint Ventures, except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $91,200 and $181,400 and reimbursement of expenses of approximately $127,500 and $248,400 under the management agreements for the three and six months ended June 30, 1998. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $5,000 and $10,000 in respect of its 1% special interest during the three and six months ended June 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $48,700 and $85,000 in the three and six months ended June 30, 1998. No management

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $443,800 and $883,200 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

         In the normal course of business, the Partnership pays a commitment fee to Enstar Finance Company, LLC, its primary lender and an affiliate of the Corporate General Partner.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


4.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

         Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997, have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.


                                                      December 31,       June 30,
                                                         1997*             1998
                                                      ----------        ----------
                                                                        (Unaudited)
Current assets                                        $1,864,600        $2,598,500
Investment in cable television properties, net         1,655,700         1,581,200
Other assets                                              38,100            22,400
                                                      ----------        ----------

                                                      $3,558,400        $4,202,100
                                                      ==========        ==========


Current liabilities                                   $  727,400        $  668,400
Venturers' capital                                     2,831,000         3,533,700
                                                      ----------        ----------

                                                      $3,558,400        $4,202,100
                                                      ==========        ==========



               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


ENSTAR IV/PBD SYSTEMS VENTURE (CONTINUED)

                                                                            Unaudited
                                                                  -------------------------------
                                                                       Three months ended
                                                                             June 30,
                                                                  -------------------------------
                                                                      1997                1998
                                                                  -----------         -----------
REVENUES                                                          $ 1,391,700         $ 1,423,300
                                                                  -----------         -----------
OPERATING EXPENSES:
   Service costs                                                      483,300             469,100
   General and administrative expenses                                157,100             193,600
   General Partner management fees and reimbursed expenses            150,700             146,500
   Depreciation and amortization                                       73,200             114,100
                                                                  -----------         -----------
                                                                      864,300             923,300
                                                                  -----------         -----------

OPERATING INCOME                                                      527,400             500,000

OTHER INCOME (EXPENSE):
   Interest income                                                     34,700              26,100
   Interest expense                                                    (3,500)             (4,600)
                                                                  -----------         -----------

NET INCOME                                                        $   558,600         $   521,500
                                                                  ===========         ===========


                                                                            Unaudited
                                                                  -------------------------------
                                                                         Six months ended
                                                                              June 30,
                                                                  -------------------------------
                                                                      1997                1998
                                                                  -----------         -----------
REVENUES                                                          $ 2,775,100         $ 2,830,400
                                                                  -----------         -----------
OPERATING EXPENSES:
   Service costs                                                      948,300             939,900
   General and administrative expenses                                323,600             377,200
   General Partner management fees and reimbursed expenses            298,600             286,500
   Depreciation and amortization                                      236,100             227,100
                                                                  -----------         -----------
                                                                    1,806,600           1,830,700
                                                                  -----------         -----------

OPERATING INCOME                                                      968,500             999,700

OTHER INCOME (EXPENSE):
   Interest income                                                     63,100              47,000
   Interest expense                                                    (3,500)            (10,000)
                                                                  -----------         -----------

NET INCOME                                                        $ 1,028,100         $ 1,036,700
                                                                  ===========         ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


         ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997, have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.


                                                      December 31,       June 30,
                                                         1997*             1998
                                                      ----------        ----------
                                                                        (Unaudited)
Current assets                                        $  893,900        $1,077,200
Investment in cable television properties, net         1,667,100         1,607,700
Other assets                                               3,000             2,800
                                                      ----------        ----------

                                                      $2,564,000        $2,687,700
                                                      ==========        ==========


Current liabilities                                   $  438,200        $  284,500
Venturers' capital                                     2,125,800         2,403,200
                                                      ----------        ----------

                                                      $2,564,000        $2,687,700
                                                      ==========        ==========



               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


ENSTAR CABLE OF MACOUPIN COUNTY (CONTINUED)

                                                                           Unaudited
                                                                  ---------------------------
                                                                      Three months ended
                                                                           June 30,
                                                                  ---------------------------
                                                                    1997              1998
                                                                  ---------         ---------
REVENUES                                                          $ 492,700         $ 500,600
                                                                  ---------         ---------
OPERATING EXPENSES:
   Service costs                                                    139,400           143,900
   General and administrative expenses                               45,100            29,400
   General Partner management fees and reimbursed expenses           73,300            77,200
   Depreciation and amortization                                    179,200            80,800
                                                                  ---------         ---------
                                                                    437,000           331,300
                                                                  ---------         ---------

OPERATING INCOME                                                     55,700           169,300

OTHER INCOME (EXPENSE):
   Interest income                                                    8,400             7,100
   Interest expense                                                  (3,000)           (3,000)
                                                                  ---------         ---------

NET INCOME                                                        $  61,100         $ 173,400
                                                                  =========         =========

                                                                           Unaudited
                                                                  ---------------------------
                                                                        Six months ended
                                                                            June 30,
                                                                  ---------------------------
                                                                    1997              1998
                                                                  ---------         ---------
REVENUES                                                          $ 974,300         $ 997,500
                                                                  ---------         ---------
OPERATING EXPENSES:
   Service costs                                                    269,400           305,200
   General and administrative expenses                               59,200            72,600
   General Partner management fees and reimbursed expenses          144,500           153,300
   Depreciation and amortization                                    333,800           175,600
                                                                  ---------         ---------
                                                                    806,900           706,700
                                                                  ---------         ---------

OPERATING INCOME                                                    167,400           290,800

OTHER INCOME (EXPENSE):
   Interest income                                                   14,100            11,900
   Interest expense                                                  (5,400)           (5,800)
                                                                  ---------         ---------

NET INCOME                                                        $ 176,100         $ 296,900
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

                        ENSTAR INCOME PROGRAM IV-2, L.P.


RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $123,500 and $173,500 to the Partnership and the Partnership distributed $125,800 and $251,600 to its partners during the three and six months ended June 30, 1998.

         THE PBD JOINT VENTURE

         The PBD Joint Venture's revenues increased from $1,391,700 to $1,423,300, or by 2.3%, and from $2,775,100 to $2,830,400, or by 2.0%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Of the $31,600 increase in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $28,900 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $9,300 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $6,600 due to decreases in the number of subscriptions for premium, tier and equipment rental services. Of the $55,300 increase in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $76,900 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $20,200 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $41,800 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of June 30, 1998, the PBD Joint Venture had approximately 13,600 basic subscribers and 3,600 premium service units.

         Service costs decreased from $483,300 to $469,100, or by 2.9%, and from $948,300 to $939,900, or by less than one percent, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The decreases were principally due to payments of copyright fees made in the first half of 1998 which were lower than the estimates recorded for this expense at December 31, 1997.

         General and administrative expenses increased from $157,100 to $193,600, or by 23.2%, and from $323,600 to $377,200, or by 16.6%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to an increase in insurance expense related to 1996 insurance estimates that exceeded the payments made in 1997. This resulted in a decrease in insurance expense in 1997. Higher marketing costs also contributed to the six months' increase.

         Management fees and reimbursed expenses decreased from $150,700 to $146,500, or by 2.8%, and from $298,600 to $286,500, or by 4.1%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased due to lower allocated personnel costs resulting from staff reductions and due to lower office rental expense.

         Depreciation and amortization expense increased from $73,200 to $114,100, or by 55.9%, and decreased from $236,100 to $227,100, or by 3.8%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' increase was primarily due to asset

                        ENSTAR INCOME PROGRAM IV-2, L.P.

additions related to the upgrade of the PBD Joint Venture's cable systems and the six months' decrease was due to the effect of certain intangible assets becoming fully amortized in 1997.

         Operating income decreased from $527,400 to $500,000, or by 5.2%, and increased from $968,500 to $999,700, or by 3.2%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' decrease was primarily due to increases in depreciation and amortization expense and insurance premiums. The six months' increase was primarily due to increased revenues as described above.

         Interest income, net of interest expense, decreased from $31,200 to $21,500, or by 31.1%, and from $59,600 to $37,000, or by 37.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to lower cash balances available for investment.

         Due to the factors described above, the PBD Joint Venture's net income decreased from $558,600 to $521,500, or by 6.6%, and increased from $1,028,100 to $1,036,700, or by less than one percent, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the PBD Joint Venture believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.2% to 43.1% and from 43.4% to 43.3% for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. EBITDA increased from $600,600 to $614,100, or by 2.2%, and from $1,204,600 to $1,226,800, or by 1.8%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         MACOUPIN JOINT VENTURE

         The Macoupin Joint Venture's revenues increased from $492,700 to $500,600, or by 1.6%, and from $974,300 to $997,500, or by 2.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Of the $7,900 increase in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $29,100 was due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in 1997. These increases were partially offset by a decrease of $2,400 due to decreases in other revenue producing items and $18,800 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. Of the $23,200 increase in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $61,700 was due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in 1997 and $700

                        ENSTAR INCOME PROGRAM IV-2, L.P.

was due to increases in other revenue producing items. These increases were partially offset by a decrease of $39,200 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of June 30, 1998, the Macoupin Joint Venture had approximately 4,500 basic subscribers and 1,300 premium service units.

         Service costs increased from $139,400 to $143,900, or by 3.2%, and from $269,400 to $305,200, or by 13.3%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increases were principally due to higher programming fees and personnel costs. Programming expense increased as a result of higher rates charged by program suppliers. Personnel costs increased due to staff additions.

         General and administrative expenses decreased from $45,100 to $29,400, or by 34.8%, and increased from $59,200 to $72,600, or by 22.6%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' decrease was principally due to lower insurance premiums. The six months' increase was principally due to increases in bad debt expense and professional fees, including audit expense.

         Management fees and reimbursed expenses increased from $73,300 to $77,200, or by 5.3%, and from $144,500 to $153,300, or by 6.1%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions.

         Depreciation and amortization expense decreased from $179,200 to $80,800, or by 54.9%, and from $333,800 to $175,600, or by 47.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to certain intangible assets becoming fully amortized and certain tangible assets becoming fully depreciated.

         Operating income increased from $55,700 to $169,300 and from $167,400 to $290,800 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to decreased depreciation and amortization expense as described above.

         Interest income, net of interest expense, decreased from $5,400 to $4,100, or by 24.1%, and from $8,700 to $6,100, or by 29.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to lower average cash balances available for investment in the 1998 periods.

         Due to the factors described above, the Macoupin Joint Venture's net income increased from $61,100 to $173,400 and from $176,100 to $296,900 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         Based on its experience in the cable television industry, the Macoupin Joint Venture believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 47.7% to 50.0% and decreased from 51.4% to 46.8% for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' increase was primarily due to higher revenues and lower insurance premiums. The six months' decrease was primarily due to higher programming expense and personnel costs as described above. EBITDA increased from $234,900 to $250,100, or by 6.5%, and decreased from $501,200 to $466,400, or by 6.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of $456,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $430,900 as of December 31, 1997. The Macoupin Joint Venture has budgeted additional expenditures of $25,000 in 1998 to complete the rebuild. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,500,000. Capital expenditures in the surrounding communities approximated $876,600 as of December 31, 1997. The Macoupin Joint Venture has budgeted additional expenditures of $635,000 in 1998 to complete the rebuild. Expenditures related to the total rebuild approximated $78,000 in the first six months of 1998.

         The Macoupin Joint Venture also expects to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million. The PBD Joint Venture postponed the upgrade of its Mt. Carmel, Illinois cable system that had been budgeted for 1997 pending renewal of the franchise agreement. The PBD Joint Venture has budgeted approximately $1.2 million and $7.3 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, beginning in 1998, provided franchise renewals are obtained and adequate funds are available. The PBD Joint Venture and Macoupin Joint Venture have budgeted expenditures of $180,000 and $75,000, respectively, to upgrade other assets in 1998. Such expenditures approximated $123,600 and $20,000, respectively, in the first six months of 1998.

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

         The Partnership's Facility will terminate on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at June 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under its Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

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

         The Partnership paid distributions totaling $125,800 and $251,600 during the three and six months ended June 30, 1998. However, there can be no assurance regarding the level, timing or continuation of future distributions.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

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

         In addition to evaluating internal systems, the Corporate General Partner is currently assessing exposure to risks associated with operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Ventures' interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Joint Ventures currently expect that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Joint Ventures. There can be no assurance that the systems of other companies on which the Partnership's and Joint Ventures' systems rely will be timely converted and that the failure to do so would not have an adverse impact on their business. The Partnership and Joint Ventures continue to closely monitor developments with their vendors and service suppliers.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Operating activities used $21,100 less cash during the six months ended June 30, 1998 than in the corresponding first half of 1997. Changes in prepaid expenses and liabilities owed to third-party creditors and the Corporate General Partner used $9,700 more cash in the six months ended June 30, 1998 due to differences in the timing of payments.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         Investing activities provided $96,500 less cash in the first half of 1998 than in the corresponding prior year period due to a decrease in distributions from the Joint Ventures. The Partnership used $1,700 more cash in financing activities for the payment of deferred loan costs related to its Facility with EFC.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      None.

                  (b) The Registrant filed a Form 8-K dated May 8, 1998, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

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



                                        By:  ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner






Date:  August 13, 1998                  By:  /s/ Michael K. Menerey
                                             -------------------------
                                             Michael K. Menerey,
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary