Form 10-Q
period 1998-09-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1998-11-13
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                              ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------       --------------------

                         Commission File Number 0-15706
                                                -------

                        Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                               58-1648318
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

 10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                     90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including
area code:                                          (310) 824-9990
                                             -----------------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

                             ----------------------
                             ----------------------

                                                                  December 31,         September 30,
                                                                      1997*                 1998
                                                                ------------------    -----------------
                                                                                        (Unaudited)
ASSETS:
   Cash and cash equivalents                                      $      357,800        $      258,600
   Prepaid expenses                                                        3,300                 3,900
                                                                ------------------    -----------------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                    1,415,500             1,884,100
      Enstar Cable of Macoupin County                                    708,600               847,900
                                                                ------------------    -----------------

                                                                       2,124,100             2,732,000
                                                                ------------------    -----------------

   Deferred loan costs, net                                               45,000                40,600
                                                                ------------------    -----------------

                                                                  $    2,530,200        $    3,035,100
                                                                ------------------    -----------------
                                                                ------------------    -----------------

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                               $       20,400        $        6,300
   Due to affiliates                                                      10,700                13,000
                                                                ------------------    -----------------

          TOTAL LIABILITIES                                               31,100                19,300
                                                                ------------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                      (58,100)              (53,000)
   Limited partners                                                    2,557,200             3,068,800
                                                                ------------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                    2,499,100             3,015,800
                                                                ------------------    -----------------

                                                                  $    2,530,200        $    3,035,100
                                                                ------------------    -----------------
                                                                ------------------    -----------------

             *As presented in the audited financial statements.
          See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                             ----------------------
                             ----------------------

                                                                           Unaudited
                                                             --------------------------------------
                                                                      Three months ended
                                                                         September 30,
                                                             --------------------------------------
                                                                   1997                 1998
                                                             -----------------    -----------------
OPERATING EXPENSES:
   General and administrative expenses                         $     (11,800)       $     (11,900)
                                                             -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                     7,200                3,200
   Interest expense                                                  (44,100)              (7,100)
                                                             -----------------    -----------------

                                                                     (36,900)              (3,900)
                                                             -----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                 (48,700)             (15,800)
                                                             -----------------    -----------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                   242,800              264,900
     Enstar Cable of Macoupin County                                  34,800               52,800
                                                             -----------------    -----------------

                                                                     277,600              317,700
                                                             -----------------    -----------------

NET INCOME                                                     $     228,900        $     301,900
                                                             -----------------    -----------------
                                                             -----------------    -----------------

Net income allocated to General Partners                       $       2,300        $       3,000
                                                             -----------------    -----------------
                                                             -----------------    -----------------

Net income allocated to Limited Partners                       $     226,600        $     298,900
                                                             -----------------    -----------------
                                                             -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                        $        5.69        $        7.50
                                                             -----------------    -----------------
                                                             -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                    39,848               39,848
                                                             -----------------    -----------------
                                                             -----------------    -----------------

          See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                             ----------------------
                             ----------------------

                                                                          Unaudited
                                                            --------------------------------------
                                                                      Nine months ended
                                                                        September 30,
                                                            --------------------------------------
                                                                  1997                 1998
                                                            -----------------    -----------------
OPERATING EXPENSES:
   General and administrative expenses                        $     (27,700)       $     (27,100)
                                                            -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                   19,600               10,200
   Interest expense                                                 (99,800)             (24,100)
                                                            -----------------    -----------------

                                                                    (80,200)             (13,900)
                                                            -----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                               (107,900)             (41,000)
                                                            -----------------    -----------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                  756,900              783,300
     Enstar Cable of Macoupin County                                 93,500              151,800
                                                            -----------------    -----------------

                                                                    850,400              935,100
                                                            -----------------    -----------------

NET INCOME                                                    $     742,500        $     894,100
                                                            -----------------    -----------------
                                                            -----------------    -----------------

Net income allocated to General Partners                      $       7,400        $       8,900
                                                            -----------------    -----------------
                                                            -----------------    -----------------

Net income allocated to Limited Partners                      $     735,100        $     885,200
                                                            -----------------    -----------------
                                                            -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                       $       18.45        $       22.21
                                                            -----------------    -----------------
                                                            -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                   39,848               39,848
                                                            -----------------    -----------------
                                                            -----------------    -----------------

          See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

                             ----------------------
                             ----------------------

                                                                             Unaudited
                                                               --------------------------------------
                                                                         Nine months ended
                                                                           September 30,
                                                               --------------------------------------
                                                                     1997                 1998
                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $     742,500        $     894,100
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Equity in net income of Joint Ventures                         (850,400)            (935,100)
       Amortization of deferred loan costs                              26,400                6,200
       Decrease from changes in:
         Prepaid expenses                                               (3,900)                (600)
         Accounts payable and due to affiliates                         (2,100)             (11,800)
                                                               -----------------    -----------------

             Net cash used in operating activities                     (87,500)             (47,200)
                                                               -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                 1,380,000              327,200
                                                               -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                          (377,300)            (377,400)
   Repayment of debt                                                (1,000,000)                   -
   Deferred loan costs                                                 (45,900)              (1,800)
                                                               -----------------    -----------------

             Net cash used in financing activities                  (1,423,200)            (379,200)
                                                               -----------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (130,700)             (99,200)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                              619,300              357,800
                                                               -----------------    -----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                              $     488,600        $     258,600
                                                               -----------------    -----------------
                                                               -----------------    -----------------

          See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership as well as Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1998. The Manager has entered into identical agreements with the Joint Ventures, except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $88,900 and $270,300 and reimbursement of expenses of approximately $125,000 and $373,400 under the management agreements for the three and nine months ended September 30, 1998. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $5,000 and $15,000 in respect of its 1% special interest during the three and nine months ended September 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $39,100 and $124,100 in the three and nine months ended September 30, 1998. No

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

management fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charged the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $444,700 and $1,327,900 for the three and nine months ended September 30, 1998. Programming fees are included in service costs in the statements of operations. In the future, programming services will be purchased through another source, which may include FHGLP or an affiliate of FHGLP. Programming rates may vary in the near term as a result of the change.

         In the normal course of business, the Partnership pays a commitment fee to Enstar Finance Company, LLC ("EFC"), its primary lender and an affiliate of the Corporate General Partner.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

4.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

         Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

                                                            December 31,         September 30,
                                                                1997*                 1998
                                                          ------------------    -----------------
                                                                                  (Unaudited)
Current assets                                              $   1,864,600         $   2,746,500
Investment in cable television properties, net                  1,655,700             1,548,100
Other assets                                                       38,100                14,900
                                                          ------------------    -----------------

                                                            $   3,558,400         $   4,309,500
                                                          ------------------    -----------------
                                                          ------------------    -----------------

Current liabilities                                         $     727,400         $     541,300
Venturers' capital                                              2,831,000             3,768,200
                                                          ------------------    -----------------

                                                            $   3,558,400         $   4,309,500
                                                          ------------------    -----------------
                                                          ------------------    -----------------




              *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

ENSTAR IV/PBD SYSTEMS VENTURE (CONTINUED)

                                                                                 Unaudited
                                                                   --------------------------------------
                                                                            Three months ended
                                                                               September 30,
                                                                   --------------------------------------
                                                                         1997                 1998
                                                                   -----------------    -----------------
REVENUES                                                             $   1,399,900        $   1,377,800
                                                                   -----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                           481,800              451,600
   General and administrative expenses                                     196,000              170,400
   General Partner management fees and reimbursed expenses                 148,500              138,300
   Depreciation and amortization                                           120,300              113,300
                                                                   -----------------    -----------------
                                                                           946,600              873,600
                                                                   -----------------    -----------------

OPERATING INCOME                                                           453,300              504,200
OTHER INCOME (EXPENSE):
   Interest income                                                          38,500               29,800
   Interest expense                                                         (6,000)              (4,100)
                                                                   -----------------    -----------------

NET INCOME                                                           $     485,800        $     529,900
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

                                                                                 Unaudited
                                                                   --------------------------------------
                                                                             Nine months ended
                                                                               September 30,
                                                                   --------------------------------------
                                                                         1997                 1998
                                                                   -----------------    -----------------
REVENUES                                                             $   4,175,000        $   4,208,200
                                                                   -----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                         1,430,100            1,391,500
   General and administrative expenses                                     519,600              547,600
   General Partner management fees and reimbursed expenses                 447,100              424,800
   Depreciation and amortization                                           356,400              340,400
                                                                   -----------------    -----------------
                                                                         2,753,200            2,704,300
                                                                   -----------------    -----------------

OPERATING INCOME                                                         1,421,800            1,503,900
OTHER INCOME (EXPENSE):
   Interest income                                                         101,600               76,800
   Interest expense                                                         (9,500)             (14,100)
                                                                   -----------------    -----------------

NET INCOME                                                           $   1,513,900        $   1,566,600
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

         ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

                                                       December 31,         September 30,
                                                           1997*                 1998
                                                     ------------------    -----------------
                                                                             (Unaudited)
Current assets                                         $     893,900         $   1,214,000
Investment in cable television properties, net             1,667,100             1,577,400
Other assets                                                   3,000                 2,400
                                                     ------------------    -----------------

                                                       $   2,564,000         $   2,793,800
                                                     ------------------    -----------------
                                                     ------------------    -----------------

Current liabilities                                    $     438,200         $     250,200
Venturers' capital                                         2,125,800             2,543,600
                                                     ------------------    -----------------

                                                       $   2,564,000         $   2,793,800
                                                     ------------------    -----------------
                                                     ------------------    -----------------



              *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

ENSTAR CABLE OF MACOUPIN COUNTY (CONTINUED)

                                                                              Unaudited
                                                                --------------------------------------
                                                                         Three months ended
                                                                            September 30,
                                                                --------------------------------------
                                                                      1997                 1998
                                                                -----------------    -----------------
REVENUES                                                          $     501,100        $     500,200
                                                                -----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                        141,600              162,900
   General and administrative expenses                                   49,000               24,200
   General Partner management fees and reimbursed expenses               74,300               80,600
   Depreciation and amortization                                        136,900               82,200
                                                                -----------------    -----------------
                                                                        401,800              349,900
                                                                -----------------    -----------------

OPERATING INCOME                                                         99,300              150,300
OTHER INCOME (EXPENSE):
   Interest income                                                        8,400               11,200
   Interest expense                                                      (3,300)              (3,100)
                                                                -----------------    -----------------

NET INCOME                                                        $     104,400        $     158,400
                                                                -----------------    -----------------
                                                                -----------------    -----------------

                                                                              Unaudited
                                                                --------------------------------------
                                                                          Nine months ended
                                                                            September 30,
                                                                --------------------------------------
                                                                      1997                 1998
                                                                -----------------    -----------------
REVENUES                                                          $   1,475,400        $   1,497,700
                                                                -----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                        411,000              468,100
   General and administrative expenses                                  108,200               96,800
   General Partner management fees and reimbursed expenses              218,800              233,900
   Depreciation and amortization                                        470,700              257,800
                                                                -----------------    -----------------
                                                                      1,208,700            1,056,600
                                                                -----------------    -----------------

OPERATING INCOME                                                        266,700              441,100
OTHER INCOME (EXPENSE):
   Interest income                                                       22,500               23,100
   Interest expense                                                      (8,700)              (8,900)
                                                                -----------------    -----------------

NET INCOME                                                        $     280,500        $     455,300
                                                                -----------------    -----------------
                                                                -----------------    -----------------

                        ENSTAR INCOME PROGRAM IV-2, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $153,700 and $327,200 to the Partnership and the Partnership distributed $125,800 and $377,400 to its partners during the three and nine months ended September 30, 1998.

         THE PBD JOINT VENTURE

         The PBD Joint Venture's revenues decreased from $1,399,900 to $1,377,800, or by 1.6%, and increased from $4,175,000 to $4,208,200, or by less than one percent, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Of the $22,100 decrease in revenues for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $25,200 was due to decreases in the number of subscriptions for premium, tier and equipment rental services and $5,800 was due to decreases in other revenue producing items. These decreases were partially offset by an increase of $8,900 due to increases in regulated service rates that were implemented by the PBD Joint Venture in 1997. Of the $33,200 increase in revenues for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, $59,400 was due to increases in regulated service rates that were implemented by the PBD Joint Venture in 1997 and $14,400 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $40,600 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of September 30, 1998, the PBD Joint Venture had approximately 13,300 basic subscribers and 3,500 premium service units.

         Service costs decreased from $481,800 to $451,600, or by 6.3%, and from $1,430,100 to $1,391,500, or by 2.7%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The decreases were principally due to 1997 copyright fee expense estimates that were reduced in 1998 and due to the industry-wide change in status of one satellite service that resulted in lower 1998 copyright fees.

         General and administrative expenses decreased from $196,000 to $170,400, or by 13.1%, for the three months ended September 30, 1998 as compared to the corresponding period in 1997. For the nine months ended September 30, 1998, general and administrative expenses increased from $519,600 to $547,600, or by 5.4%, as compared to the corresponding period in 1997. The decrease for the three months ended September 30, 1998 was primarily due to decreases in marketing costs and bad debt expense. The increase for the nine months ended September 30, 1998 was primarily due to 1996 insurance expense estimates that were reduced in 1997, resulting in a decrease in 1997 insurance expense.

         Management fees and reimbursed expenses decreased from $148,500 to $138,300, or by 6.9%, and from $447,100 to $424,800, or by 5.0%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Management fees decreased in the three months and increased in the nine months ended September 30, 1998 in direct relation to the changes in revenues as described above. Reimbursed expenses decreased due to lower allocated personnel costs resulting from staff reductions.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         Depreciation and amortization expense decreased from $120,300 to $113,300, or by 5.8%, and from $356,400 to $340,400, or by 4.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $453,300 to $504,200, or by 11.2%, and from $1,421,800 to $1,503,900, or by 5.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to a decrease in copyright fee expense as described above.

         Interest income, net of interest expense, decreased from $32,500 to $25,700, or by 20.9%, and from $92,100 to $62,700, or by 31.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to lower cash balances available for investment.

         Due to the factors described above, the PBD Joint Venture's net income increased from $485,800 to $529,900, or by 9.1%, and from $1,513,900 to $1,566,600, or by 3.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the PBD Joint Venture believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 41.0% to 44.8% and from 42.6% to 43.8% for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to decreases in copyright fee expense. EBITDA increased from $573,600 to $617,500, or by 7.7%, and from $1,778,200 to $1,844,300, or by 3.7%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

         MACOUPIN JOINT VENTURE

         The Macoupin Joint Venture's revenues decreased from $501,100 to $500,200, or by less than one percent, and increased from $1,475,400 to $1,497,700, or by 1.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Of the $900 decrease in revenues for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $19,900 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental and $3,400 was due to decreases in other revenue producing items. These decreases were partially offset by an increase of $22,400 due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in 1997. Of the $22,300 increase in revenues for the nine months ended September 30, 1998 as compared to the corresponding

                        ENSTAR INCOME PROGRAM IV-2, L.P.

period in 1997, $84,000 was due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in 1997. These increases were partially offset by a decrease of $59,100 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $2,600 due to decreases in other revenue producing items. As of September 30, 1998, the Macoupin Joint Venture had approximately 4,500 basic subscribers and 1,300 premium service units.

         Service costs increased from $141,600 to $162,900, or by 15.0%, and from $411,000 to $468,100, or by 13.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increases were principally due to higher programming fees and lower capitalization of labor and overhead costs resulting from reductions in 1998 construction activity in the Auburn, Illinois franchise area. Programming expense increased as a result of higher rates charged by program suppliers.

         General and administrative expenses decreased from $49,000 to $24,200, or by 50.6%, and from $108,200 to $96,800, or by 10.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were principally due to lower insurance premiums.

         Management fees and reimbursed expenses increased from $74,300 to $80,600, or by 8.5%, and from $218,800 to $233,900, or by 6.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Management fees decreased in the three months and increased in the nine months ended September 30, 1998 in direct relation to changes in revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases in the 1998 periods.

         Depreciation and amortization expense decreased from $136,900 to $82,200, or by 40.0%, and from $470,700 to $257,800, or by 45.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $99,300 to $150,300 and from $266,700 to $441,100 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to decreased depreciation and amortization expense and lower insurance premiums as described above.

         Interest income, net of interest expense, increased from $5,100 to $8,100, or by 58.8%, and from $13,800 to $14,200, or by 2.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were due to higher average cash balances available for investment in the 1998 periods.

         Due to the factors described above, the Macoupin Joint Venture's net income increased from $104,400 to $158,400, or by 51.7% and from $280,500 to $455,300, or by 62.3%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         EBITDA as a percentage of revenues decreased from 47.1% to 46.5% and from 50.0% to 46.7% for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to decreases in capitalization of labor and overhead costs and increases in programming fees as described above. EBITDA decreased from $236,200 to $232,500, or by 1.6%, and from $737,400 to $698,900, or by 5.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of $456,000 under a provision of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $430,900 as of December 31, 1997. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,500,000. Capital expenditures in the surrounding communities approximated $876,600 as of December 31, 1997. Expenditures related to the total rebuild were only $94,500 in the first nine months of 1998 due to delays in obtaining certain permits.

         The Macoupin Joint Venture also expects to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million provided the franchise agreements are renewed. The renewed franchise agreements are expected to require the Macoupin Joint Venture to upgrade the cable systems in those franchise areas within two and three years. The PBD Joint Venture has budgeted approximately $1.2 million and $7.3 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. The PBD Joint Venture and Macoupin Joint Venture spent approximately $170,500 and $46,500, respectively, in the first nine months of 1998 to upgrade equipment and other assets.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         The Partnership is party to a loan agreement with EFC which provides for a revolving loan facility of $3,320,700 (the "Facility"). The Partnership expects to use borrowings under the Facility for the rebuild and upgrade of the Joint Ventures' systems. No advances had been made under the new Facility as of the date of this Report.

         The Partnership's Facility will terminate on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1.

         The Partnership paid distributions totaling $125,800 and $377,400 during the three and nine months ended September 30, 1998. However, there can be no assurance regarding the level, timing or continuation of future distributions.

         Beginning in August 1997, the Joint Ventures elected to self-insure their cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Joint Ventures made the election to self-insure for these risks based upon a comparison of historical damage sustained over the previous five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 85% of the Joint Ventures' subscribers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         In October 1998, the Joint Ventures reinstated third party insurance coverage against damage to their cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Joint Ventures against catastrophic losses, if any, in future periods.

         During the third quarter, the Corporate General Partner continued its identification and evaluation of the Joint Ventures' Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. The evaluation

                        ENSTAR INCOME PROGRAM IV-2, L.P.

has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

         Based on a study conducted in 1997, the Corporate General Partner concluded that certain of the Joint Ventures' information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. The Corporate General Partner expects to install substantially all of the new systems in the fourth quarter of 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. The Partnership does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

         Additionally, the Joint Ventures have inventoried their operating and revenue generating equipment to identify items that need to be upgraded or replaced and have surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Joint Ventures expect to complete their planning process by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation, currently estimated at $63,000, is not expected to have a material effect on the Partnership's or Joint Ventures' financial position or results of operations. The Joint Ventures have not incurred any costs related to the Year 2000 project as of September 30, 1998. The Joint Ventures plan to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of their project, presently scheduled for 1999.

         The Joint Ventures have continued to survey their significant third party vendors and service suppliers to determine the extent to which the Joint Ventures' interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Joint Ventures rely are programming suppliers, power and telephone companies, various banking institutions and the Joint Ventures' customer billing service. A majority of these service suppliers either have not responded to the Joint Ventures' inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Joint Ventures must rely will be Year 2000 compliant on a timely basis.

         The Joint Ventures expect to develop a contingency plan in 1999 to address possible situations in which various systems of the Joint Ventures, or of third parties with which the Joint Ventures do business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Joint Ventures' results of operations and financial condition.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

         The Joint Ventures' most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Joint Ventures' ability to bill and/or collect payment from their customers, which could negatively impact their liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Joint Ventures. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Joint Ventures and consequently on the Partnership. The Joint Ventures are unable to estimate the possible effect on their results of operations, liquidity and financial condition should their significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Joint Ventures will be unable to provide the signal to their cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Joint Ventures carry for their subscribers, and the packaging of those channels, the Joint Ventures are unable to estimate any reasonable dollar impact of such interruption.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Operating activities used $40,300 less cash during the nine months ended September 30, 1998 than in the corresponding period in 1997. Changes in prepaid expenses and liabilities owed to third-party creditors and the Corporate General Partner used $6,400 more cash in the nine months ended September 30, 1998 than in the comparable 1997 period due to differences in the timing of payments.

         Investing activities provided $1,052,800 less cash in the first nine months of 1998 than in the corresponding prior year period due to a decrease in distributions from the Joint Ventures. The Partnership used $1,044,000 more cash in financing activities in the nine months ended September 30, 1997 than in the corresponding period of 1998, including $1,000,000 for the repayment of debt and $44,100 more cash for the payment of deferred loan costs related to its Facility with EFC.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

PART II.          OTHER INFORMATION

ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                           (a)      None.

                           (b) The Registrant filed a Form 8-K dated September 18, 1998, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

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


                                    By:    ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner


Date:  November 13, 1998            By:       /s/ Michael K. Menerey
                                           ----------------------------
                                           Michael K. Menerey,
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Secretary