Form 10-Q
period 1999-03-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 1999-05-17
CIK 783764

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              -----------------------

                                     FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
                                   March 31, 1999
                               ---------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------     -------------


Commission File Number             0-15706
                       ------------------------------

                          Enstar Income Program IV-2, L.P.
  ------------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


          Georgia                                      58-1648318
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


 10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                  90024
----------------------------------------                 ----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:    (310) 824-9990
                                                    ----------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               -------    ------

                           PART I - FINANCIAL INFORMATION

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                              CONDENSED BALANCE SHEETS

                              ========================

                                                  December 31,      March 31,
                                                      1998*           1999
                                                   ----------      ----------
                                                                  (Unaudited)
ASSETS:
  Cash and cash equivalents                        $  265,300      $  265,700
  Prepaid expenses                                      3,300           2,200
                                                   ----------      ----------
  Equity in net assets of Joint Ventures:
    Enstar IV/PBD Systems Venture                   2,007,300       2,232,800
    Enstar Cable of Macoupin County                   903,200         956,200
                                                   ----------      ----------
                                                    2,910,500       3,189,000
                                                   ----------      ----------
  Deferred loan costs, net                             34,300          31,200
                                                   ----------      ----------
                                                   $3,213,400      $3,488,100
                                                   ----------      ----------
                                                   ----------      ----------

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------

LIABILITIES:
  Accounts payable                                 $    5,900      $      500
  Due to affiliates                                    18,700         150,700
                                                   ----------      ----------
       TOTAL LIABILITIES                               24,600         151,200
                                                   ----------      ----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                    (51,200)        (49,800)
  Limited partners                                  3,240,000       3,386,700
                                                   ----------      ----------

       TOTAL PARTNERSHIP CAPITAL                    3,188,800       3,336,900
                                                   ----------      ----------

                                                   $3,213,400      $3,488,100
                                                   ----------      ----------
                                                   ----------      ----------

                * As presented in the audited financial statements.
             See accompanying notes to condensed financial statements.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                         CONDENSED STATEMENTS OF OPERATIONS

                              ========================

                                                           Unaudited
                                                   --------------------------
                                                       Three months ended
                                                            March 31,
                                                   --------------------------
                                                      1998            1999
                                                   ----------      ----------
OPERATING EXPENSES:
  General and administrative expenses              $   (8,200)     $  (11,400)
                                                   ----------      ----------
OTHER INCOME (EXPENSE):
  Interest income                                       3,800           1,900
  Interest expense                                     (9,000)         (9,100)
                                                   ----------      ----------
                                                       (5,200)         (7,200)
                                                   ----------      ----------
LOSS BEFORE EQUITY IN NET INCOME
OF JOINT VENTURES                                     (13,400)        (18,600)
                                                   ----------      ----------
EQUITY IN NET INCOME
OF JOINT VENTURES:
  Enstar IV/PBD Systems Venture                       257,600         239,500
  Enstar Cable of Macoupin County                      41,200          53,000
                                                   ----------      ----------
                                                      298,800         292,500
                                                   ----------      ----------
NET INCOME                                         $  285,400      $  273,900
                                                   ----------      ----------
                                                   ----------      ----------

Net income allocated to General Partners           $    2,900      $    2,700
                                                   ----------      ----------
                                                   ----------      ----------

Net income allocated to Limited Partners           $  282,500      $  271,200
                                                   ----------      ----------
                                                   ----------      ----------

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                             $     7.09      $     6.81
                                                   ----------      ----------
                                                   ----------      ----------

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                      39,848          39,848
                                                   ----------      ----------
                                                   ----------      ----------

            See accompanying notes to condensed financial statements.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                              STATEMENTS OF CASH FLOWS

                              ========================

                                                            Unaudited
                                                   --------------------------
                                                       Three months ended
                                                           March 31,
                                                   --------------------------
                                                      1998            1999
                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  285,400      $  273,900
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in net income of Joint Ventures             (298,800)       (292,500)
  Amortization of deferred loan costs                   3,100           3,100
Increase (decrease) from changes in:
    Prepaid expenses                                    1,000           1,100
    Accounts payable and due to affiliates            (11,400)        126,600
                                                   ----------      ----------
      Net cash provided by (used in) operating
        activities                                    (20,700)        112,200
                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Ventures                    50,000          14,000
                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                          (125,800)       (125,800)
  Deferred loan costs                                    (600)              -
                                                   ----------      ----------

      Net cash used in financing activities          (126,400)       (125,800)
                                                   ----------      ----------

INCREASE (DECREASE) IN CASH                           (97,100)            400

CASH AT BEGINNING OF PERIOD                           357,800         265,300
                                                   ----------      ----------
CASH AT END OF PERIOD                              $  260,700      $  265,700
                                                   ----------      ----------
                                                   ----------      ----------

            See accompanying notes to condensed financial statements.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              ========================

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership as well as Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1999. The Manager has entered into identical agreements with the Joint Ventures, except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $87,600 and reimbursement of expenses of approximately $117,100 under the management agreements for the three months ended March 31, 1999. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,900 in respect of its 1% special interest during the three months ended March 31, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

     The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $26,500 in the three months ended March 31, 1999. No

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              ========================

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

management fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Joint Ventures and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Joint Ventures for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $450,200 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

     In the normal course of business, the Partnership pays a commitment fee to Enstar Finance Company, LLC ("EFC"), its primary lender and subsidiary of the Corporate General Partner.

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

                              ========================

4.   EQUITY IN NET ASSETS OF JOINT VENTURES

     ENSTAR IV/PBD SYSTEMS VENTURE

     Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998, have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

                                                 December 31,      March 31,
                                                     1998*           1999
                                                ------------     ------------
                                                                  (Unaudited)
Current assets                                  $  3,143,900     $  3,555,000
Investment in cable television properties, net     1,578,900        1,531,000
Other assets                                          14,100            9,800
                                                ------------     ------------
                                                $  4,736,900     $  5,095,800
                                                ------------     ------------
                                                ------------     ------------

Current liabilities                             $    722,300     $    626,400
Venturers' capital                                 4,014,600        4,469,400
                                                ------------     ------------
                                                $  4,736,900     $  5,095,800
                                                ------------     ------------
                                                ------------     ------------

              *As presented in the audited financial statements.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              ========================


ENSTAR IV/PBD SYSTEMS VENTURE (CONTINUED)

                                                           Unaudited
                                                -----------------------------
                                                      Three months ended
                                                           March 31,
                                                -----------------------------
                                                    1998             1999
                                                ------------     ------------
REVENUES                                        $  1,407,100     $  1,360,200
                                                ------------     ------------
OPERATING EXPENSES:
  Service costs                                      470,800          425,400
  General and administrative expenses                183,600          224,500
  General Partner management fees and
   reimbursed expenses                               140,000          139,300
  Depreciation and amortization                      113,000          113,900
                                                ------------     ------------
                                                     907,400          903,100
                                                ------------     ------------

OPERATING INCOME                                     499,700          457,100

OTHER INCOME (EXPENSE):
  Interest income                                     20,900           31,000
  Interest expense                                    (5,400)          (5,300)
                                                ------------     ------------
NET INCOME                                      $    515,200     $    482,800
                                                ------------     ------------
                                                ------------     ------------

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              ========================

     ENSTAR CABLE OF MACOUPIN COUNTY

     Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998, have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

                                                   December 31,      March 31,
                                                      1998*            1999
                                                  ------------     ------------
                                                                    (Unaudited)
Current assets                                    $  1,522,900     $  1,741,100
Investment in cable television properties, net       1,528,100        1,494,400
Other assets                                             2,500            1,700
                                                  ------------     ------------
                                                  $  3,053,500     $  3,237,200
                                                  ------------     ------------
                                                  ------------     ------------

Current liabilities                               $    343,900     $    368,500
Venturers' capital                                   2,709,600        2,868,700

                                                  $  3,053,500     $  3,237,200
                                                  ------------     ------------
                                                  ------------     ------------

                 *As presented in the audited financial statements.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              ========================

ENSTAR CABLE OF MACOUPIN COUNTY (CONTINUED)

                                                           Unaudited
                                                  -----------------------------
                                                       Three months ended
                                                            March 31,
                                                  -----------------------------
                                                      1998             1999
                                                  ------------     ------------
REVENUES                                          $  496,900       $  490,500
                                                  ------------     ------------
OPERATING EXPENSES:
  Service costs                                      161,300          164,800
  General and administrative expenses                 43,200           53,300
  General Partner management fees and
  reimbursed expenses                                 76,100           70,300
  Depreciation and amortization                       94,800           54,400
                                                  ------------     ------------
                                                     375,400          342,800
                                                  ------------     ------------

OPERATING INCOME                                     121,500          147,700

OTHER INCOME (EXPENSE):
  Interest income                                      4,800           14,000
  Interest expense                                    (2,800)          (2,600)
                                                  ------------     ------------
NET INCOME                                        $  123,500       $  159,100
                                                  ------------     ------------
                                                  ------------     ------------

                          ENSTAR INCOME PROGRAM IV-2, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

     This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

     THE PARTNERSHIP

     As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $14,000 to the Partnership and the Partnership distributed $125,800 to its partners during the three months ended March 31, 1999.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

     THE PBD JOINT VENTURE

     The PBD Joint Venture's revenues decreased from $1,407,100 to $1,360,200, or by 3.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $46,900 decrease, $44,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $2,600 was due to decreases in other revenue producing items. As of March 31, 1999, the PBD Joint Venture had approximately 13,100 basic subscribers and 3,800 premium service units.

     Service costs decreased from $470,800 to $425,400, or by 9.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower franchise and copyright fees and due to increased capitalization of labor and overhead costs resulting from more capital projects in the 1999 period.

     General and administrative expenses increased from $183,600 to $224,500, or by 22.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to increases in insurance premiums, telephone expense, customer billing expense and personnel costs.

     Management fees and reimbursed expenses decreased from $140,000 to $139,300, or by less than 1.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Management fees decreased in direct relation to the decreased revenues as described above. Reimbursed expenses increased due to higher allocated personnel costs resulting from staff additions, and due to higher telephone and rent expense.

     Depreciation and amortization expense increased from $113,000 to $113,900, or by less than 1.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to the effect of plant asset additions.

     Operating income decreased from $499,700 to $457,100, or by 8.5%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was primarily due to decreases in revenues and increases in service costs as described above.

     Interest income, net of interest expense, increased from $15,500 to $25,700, or by 65.8%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to higher average cash balances available for investment.

     Due to the factors described above, the PBD Joint Venture's net income decreased from $515,200 to $482,800, or by 6.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement

                          ENSTAR INCOME PROGRAM IV-2, L.P.

determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies.
EBITDA as a percentage of revenues decreased from 43.5% to 42.0% during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decrease was primarily caused by lower revenues and higher service costs as described above. EBITDA decreased from $612,700 to $571,000, or by 6.8%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     MACOUPIN JOINT VENTURE

     The Macoupin Joint Venture's revenues decreased from $496,900 to $490,500, or by 1.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $6,400 decrease in revenues, $1,500 was due to decreases in the number of subscriptions for premium and equipment rental services and $4,900 was due to decreases in other revenue producing items. As of March 31, 1999, the Macoupin Joint Venture had approximately 4,400 basic subscribers and 1,300 premium service units.

     Service costs increased from $161,300 to $164,800, or by 2.2%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming fees. Programming expense increased as a result of higher rates charged by program suppliers.

     General and administrative expenses increased from $43,200 to $53,300, or by 23.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to increases in insurance premiums and professional fees, including audit fees.

     Management fees and reimbursed expenses decreased from $76,100 to $70,300, or by 7.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Management fees decreased in direct relation to decreases in revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions, and due to decreased telephone expense.

     Depreciation and amortization expense decreased from $94,800 to $54,400, or by 42.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was due to certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

     Operating income increased from $121,500 to $147,700, or by 21.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to decreased depreciation and amortization expense as described above.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

     Interest income, net of interest expense, increased from $2,000 to $11,400 for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was due to higher average cash balances available for investment.

     Due to the factors described above, the Macoupin Joint Venture's net income increased from $123,500 to $159,100, or by 28.8%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.5% to 41.2% during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decrease was primarily caused by lower revenues and higher programming fees and insurance premiums as described above. EBITDA decreased from $216,300 to $202,100, or by 6.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

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

     Based on its belief that the market for cable systems has generally improved, the Corporate General Partner is evaluating strategies for liquidating the Joint Ventures and the Partnership. These strategies include the potential sale of substantially all of the Joint Ventures' assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

     The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of approximately $630,000 under a provision of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $471,200 from inception through December 31, 1998. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,280,000. Project expenditures in the surrounding

                          ENSTAR INCOME PROGRAM IV-2, L.P.

communities approximated $957,900 from inception through December 31, 1998. The Macoupin Joint Venture is budgeted to spend approximately $480,000 in 1999 to complete the rebuilds in and around Auburn.

     The Macoupin Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $875,000, and plans to upgrade its cable plant in Girard, Illinois beginning in 1999 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin Joint Venture is budgeted to spend approximately $217,200 in 1999 for the upgrade and replacement of other assets. The PBD Joint Venture has budgeted approximately $1.3 million and $6.2 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. The PBD Joint Venture has budgeted capital expenditures of $520,200 in 1999 to upgrade other assets. In the first three months of 1999, capital expenditures by the Macoupin Joint Venture and PBD Joint Venture were approximately $6,600 and $61,700, respectively.

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

     The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $3,320,700 (the "Facility"). The Partnership and its co-partners expect to use borrowings under their respective facilities along with cash flow from operations of the Joint Ventures for the rebuild and upgrade of the Joint Ventures' systems.
No advances had been made under the Partnership's Facility as of the date of this Report.

     The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at March 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1.

                          ENSTAR INCOME PROGRAM IV-2, L.P.

     The Partnership paid distributions totaling $125,800 during the three months ended March 31, 1999. However, there can be no assurance regarding the level, timing or continuation of future distributions.

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

     During the first quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Joint Ventures' Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

     Based on a study conducted in 1997, FCLP concluded that certain of the Joint Ventures' information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

     Additionally, FCLP has continued to inventory the Joint Ventures' operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $116,800, is not expected to have a material effect on the Partnership's or Joint Ventures' financial position or results of operations. The Joint Ventures had not incurred any costs related to the Year 2000 project as of March

                          ENSTAR INCOME PROGRAM IV-2, L.P.

31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

     FCLP has continued to survey the Joint Ventures' significant third party vendors and service suppliers to determine the extent to which the Joint Ventures' interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Joint Ventures' most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Joint Ventures rely are programming suppliers, power and telephone companies, various banking institutions and the Joint Ventures' customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Joint Ventures must rely will be Year 2000 compliant on a timely basis.

     FCLP is developing a contingency plan in 1999 to address possible situations in which various systems of the Joint Ventures, or of third parties with which the Joint Ventures do business, are not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Joint Ventures' results of operations and financial condition.

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

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Operating activities provided $132,900 more cash during the three months ended March 31, 1999 than in the corresponding period in 1998. Changes in liabilities owed to third-party creditors and

                          ENSTAR INCOME PROGRAM IV-2, L.P.

affiliates provided $138,000 more cash in the three months ended March 31, 1999 than in the comparable 1998 period due to differences in the timing of payments.

     Investing activities provided $36,000 less cash in the first three months of 1999 than in the corresponding prior year period due to a decrease in distributions from the Joint Ventures.

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

                          ENSTAR INCOME PROGRAM IV-2, L.P.


PART II.       OTHER INFORMATION


ITEMS 1-5.     Not applicable.

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)  None.

               (b) The registrant filed a Form 8-K dated February 24, 1999, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENSTAR INCOME PROGRAM IV-2, L.P.

                              a GEORGIA LIMITED PARTNERSHIP
                              ------------------------------
                                      (Registrant)



                                   By:  ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner



Date:  May 14, 1999                By:     /s/ Michael K. Menerey
                                        ------------------------------
                                        Michael K. Menerey,
                                        Executive Vice President,
                                        Chief Financial Officer and
                                          Secretary