Form 10-Q
period 1999-09-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 1999-11-12
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                            --------------------       --------------------

                          Commission File Number  0-15706
                                                -------------

                        Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Georgia                                 58-1648318
-----------------------------------      ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


  10900 Wilshire Boulevard - 15th Floor
     Los Angeles, California                                90024
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including
area code:                                                  (310) 824-9990
                                              ----------------------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

               =================================================


                                                                         December 31,        September 30,
                                                                            1998*                 1999
                                                                       -----------------    -----------------
                                                                                              (Unaudited)
ASSETS:
   Cash and cash equivalents                                                $   265,300           $  282,800
   Prepaid expenses                                                               3,300                3,800
                                                                       -----------------    -----------------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                           2,007,300            2,436,800
      Enstar Cable of Macoupin County                                           903,200            1,045,800
                                                                       -----------------    -----------------

                                                                              2,910,500            3,482,600
                                                                       -----------------    -----------------


   Deferred loan costs, net                                                      34,300               25,000
                                                                       -----------------    -----------------

                                                                            $ 3,213,400           $3,794,200
                                                                       =================    =================

                                    LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                         $     5,900           $    1,200
   Due to affiliates                                                             18,700              150,800
                                                                       -----------------    -----------------

          TOTAL LIABILITIES                                                      24,600              152,000
                                                                       -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                             (51,200)             (46,700)
   Limited partners                                                           3,240,000            3,688,900
                                                                       -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                           3,188,800            3,642,200
                                                                       -----------------    -----------------

                                                                            $ 3,213,400           $3,794,200
                                                                       =================    =================


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               =================================================

                                                                                      Unaudited
                                                                          -------------------------------------
                                                                                   Three months ended
                                                                                     September 30,
                                                                          -------------------------------------
                                                                               1998                 1999
                                                                          ----------------    -----------------
OPERATING EXPENSES:
   General and administrative expenses                                           $(11,900)           $(10,100)
                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                  3,200               3,700
   Interest expense                                                                (7,100)             (8,300)
                                                                          ----------------    -----------------

                                                                                   (3,900)             (4,600)
                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                              (15,800)            (14,700)
                                                                          ----------------    -----------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                                264,900             257,500
     Enstar Cable of Macoupin County                                               52,800              59,500
                                                                          ----------------    -----------------

                                                                                  317,700             317,000
                                                                          ----------------    -----------------

NET INCOME                                                                       $301,900            $302,300
                                                                          ================    =================

Net income allocated to General Partners                                         $  3,000            $  3,000
                                                                          ================    =================

Net income allocated to Limited Partners                                         $298,900            $299,300
                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                          $   7.50            $   7.51
                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                 39,848              39,848
                                                                          ================    =================


                       See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               =================================================


                                                                                          Unaudited
                                                                              -------------------------------------
                                                                                       Nine months ended
                                                                                         September 30,
                                                                              -------------------------------------
                                                                                   1998                 1999
                                                                              ----------------    -----------------
OPERATING EXPENSES:
   General and administrative expenses                                               $(27,100)           $(29,900)
                                                                              ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                     10,200               8,200
   Interest expense                                                                   (24,100)            (26,600)
                                                                              ----------------    -----------------

                                                                                      (13,900)            (18,400)
                                                                              ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                                  (41,000)            (48,300)
                                                                              ----------------    -----------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                                    783,300             701,500
     Enstar Cable of Macoupin County                                                  151,800             177,600
                                                                              ----------------    -----------------

                                                                                      935,100             879,100
                                                                              ----------------    -----------------

NET INCOME                                                                           $894,100            $830,800
                                                                              ================    =================

Net income allocated to General Partners                                             $  8,900            $  8,300
                                                                              ================    =================

Net income allocated to Limited Partners                                             $885,200            $822,500
                                                                              ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                              $  22.21            $  20.64
                                                                              ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                     39,848              39,848
                                                                              ================    =================

                       See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

               =================================================


                                                                                         Unaudited
                                                                            -------------------------------------
                                                                                     Nine months ended
                                                                                       September 30,
                                                                            -------------------------------------
                                                                                 1998                 1999
                                                                            ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 894,100           $ 830,800
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Equity in net income of Joint Ventures                                      (935,100)           (879,100)
       Amortization of deferred loan costs                                            6,200               9,300
       Increase (decrease) from changes in:
         Prepaid expenses                                                              (600)               (500)
         Accounts payable and due to affiliates                                     (11,800)            127,400
                                                                            ----------------    -----------------

             Net cash provided by (used in) operating activities                    (47,200)             87,900
                                                                            ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                                327,200             307,000
                                                                            ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                       (377,400)           (377,400)
   Deferred loan costs                                                               (1,800)              -
                                                                            ----------------    -----------------

             Net cash used in financing activities                                 (379,200)           (377,400)
                                                                            ----------------    -----------------

INCREASE (DECREASE) IN CASH                                                         (99,200)             17,500

CASH AT BEGINNING OF PERIOD                                                         357,800             265,300
                                                                            ----------------    -----------------

CASH AT END OF PERIOD                                                             $ 258,600           $ 282,800
                                                                            ================    =================


                       See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ============================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), an affiliated partnership, to provide corporate management services for the Partnership as well as Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1999. The Manager has entered into identical agreements with the Joint Ventures, except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $88,800 and $265,700 and reimbursement of expenses of approximately $126,400 and $366,000 under the management agreements for the three and nine months ended September 30, 1999. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $5,000 and $15,000 in respect of its 1% special interest during the three and nine months ended September 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $51,300 and $149,800 in the three and nine months ended

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ============================================

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

September 30, 1999. No management fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Joint Ventures and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Joint Ventures for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $496,600 and $1,410,900 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ============================================

4.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

         Each of the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

                                                                                      December 31,         September 30,
                                                                                          1998*                 1999
                                                                                    ------------------    -----------------
                                                                                                            (Unaudited)
Current assets                                                                      $     3,143,900       $     3,181,400
Investment in cable television properties, net                                            1,578,900             1,696,100
Other assets                                                                                 14,100                 4,200
                                                                                    ------------------    -----------------

                                                                                    $     4,736,900       $     4,881,700
                                                                                    ==================    =================

Current liabilities                                                                 $       722,300       $         8,200
Venturers' capital                                                                        4,014,600             4,873,500
                                                                                    ------------------    -----------------

                                                                                    $     4,736,900       $     4,881,700
                                                                                    ==================    =================

               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ============================================

ENSTAR IV/PBD SYSTEMS VENTURE (CONTINUED)

                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                September 30,
                                                                                    ---------------------------------------
                                                                                          1998                  1999
                                                                                    ------------------    -----------------
REVENUES                                                                            $     1,377,800       $     1,359,600
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            451,600               486,300
   General and administrative expenses                                                      170,400               143,800
   General Partner management fees and reimbursed expenses                                  138,300               142,300
   Depreciation and amortization                                                            113,300               100,500
                                                                                    ------------------    -----------------
                                                                                            873,600               872,900
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            504,200               486,700
OTHER INCOME (EXPENSE):
   Interest income                                                                           29,800                34,500
   Interest expense                                                                          (4,100)               (2,800)
   Loss on sale of cable assets                                                               -                    (3,500)
                                                                                    ------------------    -----------------

NET INCOME                                                                          $       529,900       $       514,900
                                                                                    ==================    =================


                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Nine months ended
                                                                                                September 30,
                                                                                    ---------------------------------------
                                                                                          1998                  1999
                                                                                    ------------------    -----------------
REVENUES                                                                            $     4,208,200       $     4,118,000
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                          1,391,500             1,363,100
   General and administrative expenses                                                      547,600               636,300
   General Partner management fees and reimbursed expenses                                  424,800               424,500
   Depreciation and amortization                                                            340,400               373,500
                                                                                    ------------------    -----------------
                                                                                          2,704,300             2,797,400
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                          1,503,900             1,320,600
OTHER INCOME (EXPENSE):
   Interest income                                                                           76,800                95,100
   Interest expense                                                                         (14,100)              (12,800)
                                                                                    ------------------    -----------------

NET INCOME                                                                          $     1,566,600       $     1,402,900
                                                                                    ==================    =================

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ============================================

         ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

                                                                                      December 31,         September 30,
                                                                                          1998*                 1999
                                                                                    ------------------    -----------------
                                                                                                            (Unaudited)
Current assets                                                                      $     1,522,900       $     1,733,100
Investment in cable television properties, net                                            1,528,100             1,561,000
Other assets                                                                                  2,500                 1,700
                                                                                    ------------------    -----------------

                                                                                    $     3,053,500       $     3,295,800
                                                                                    ==================    =================


Current liabilities                                                                 $       343,900       $       158,500
Venturers' capital                                                                        2,709,600             3,137,300
                                                                                    ------------------    -----------------

                                                                                    $     3,053,500       $     3,295,800
                                                                                    ==================    =================

               *As presented in the audited financial statements.

                       ENSTAR INCOME PROGRAM IV-2, L.P.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                      ================================

ENSTAR CABLE OF MACOUPIN COUNTY (CONTINUED)

                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                September 30,
                                                                                    ---------------------------------------
                                                                                          1998                  1999
                                                                                    ------------------    -----------------
REVENUES                                                                             $      500,200        $      499,900
                                                                                    ------------------    -----------------
OPERATING EXPENSES:

   Service costs                                                                            162,900               174,700
   General and administrative expenses                                                       24,200                30,100
   General Partner management fees and reimbursed expenses                                   80,600                77,900
   Depreciation and amortization                                                             82,200                54,000
                                                                                    ------------------    -----------------
                                                                                            349,900               336,700
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            150,300               163,200
OTHER INCOME (EXPENSE):
   Interest income                                                                           11,200                16,600
   Interest expense                                                                          (3,100)               (1,500)
                                                                                    ------------------    -----------------

NET INCOME                                                                           $      158,400        $      178,300
                                                                                    ==================    =================

                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Nine months ended
                                                                                                September 30,
                                                                                    ---------------------------------------
                                                                                          1998                  1999
                                                                                    ------------------    -----------------
REVENUES                                                                             $    1,497,700        $    1,495,800
                                                                                    ------------------    -----------------
OPERATING EXPENSES:

   Service costs                                                                            468,100               497,700
   General and administrative expenses                                                       96,800               117,400
   General Partner management fees and reimbursed expenses                                  233,900               222,200
   Depreciation and amortization                                                            257,800               163,600
                                                                                    ------------------    -----------------
                                                                                          1,056,600             1,000,900
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            441,100               494,900
OTHER INCOME (EXPENSE):
   Interest income                                                                           23,100                44,400
   Interest expense                                                                          (8,900)               (6,600)
                                                                                    ------------------    -----------------

NET INCOME                                                                           $      455,300        $      532,700
                                                                                    ==================    =================

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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $138,000 and $307,000 to the Partnership and the Partnership distributed $125,800 and $377,400 to its partners during the three and nine months ended September 30, 1999.

                       ENSTAR INCOME PROGRAM IV-2, L.P.

         THE PBD JOINT VENTURE

         The PBD Joint Venture's revenues decreased from $1,377,800 to $1,359,600, or by 1.3%, and from $4,208,200 to $4,118,000, or by 2.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $18,200 decrease in revenues for the three months ended September 30, 1999, $65,100 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $45,600 increase due to increases in regulated service rates that were implemented by the PBD Joint Venture in June 1999 and a $1,300 increase in other revenue producing items. Of the $90,200 decrease in revenues for the nine months ended September 30, 1999, $176,500 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $60,700 increase due to increases in regulated service rates that were implemented by the PBD Joint Venture in June 1999 and a $25,600 increase in other revenue producing items. As of September 30, 1999, the PBD Joint Venture had approximately 12,700 basic subscribers and 3,300 premium service units.

         Service costs increased from $451,600 to $486,300, or by 7.7%, and decreased from $1,391,500 to $1,363,100, or by 2.0%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The quarterly increase was primarily due to higher programming fees resulting from higher rates charged by program suppliers. The nine months' decrease was primarily due to decreases in franchise and copyright fees and increases in capitalization of labor and overhead costs resulting from more capital projects in the 1999 periods. The decrease during the nine months' period was partially offset by an increase in programming fees.

         General and administrative expenses decreased from $170,400 to $143,800, or by 15.6%, and increased from $547,600 to $636,300, or by 16.2%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The quarterly decrease was primarily due to decreases in telephone and bad debt expenses. The nine months' increase was primarily due to increases in professional fees, including audit fees, insurance premiums and personnel costs, which resulted from staff additions and wage increases.

         Management fees and reimbursed expenses increased from $138,300 to $142,300, or by 2.9%, and decreased from $424,800 to $424,500, or by less than 1.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions, and due to higher allocated telephone expense.

         Depreciation and amortization expense decreased from $113,300 to $100,500, or by 11.3%, and increased from $340,400 to $373,500, or by 9.7%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The quarterly decrease was primarily due to certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized. The nine months' increase was primarily due to depreciation of plant asset additions.

                       ENSTAR INCOME PROGRAM IV-2, L.P.

         Operating income decreased from $504,200 to $486,700, or by 3.5%, and from $1,503,900 to $1,320,600, or by 12.2%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to lower revenues and higher programming expense and professional fees. The nine months' decrease was also due to increases in depreciation and amortization as described.

         Interest income, net of interest expense, increased from $25,700 to $31,700, or by 23.3%, and from $62,700 to $82,300, or by 31.3%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to higher average cash balances available for investment in the 1999 periods.

         Due to the factors described above, the PBD Joint Venture's net income decreased from $529,900 to $514,900, or by 2.8%, and from $1,566,600 to
$1,402,900, or by 10.4%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the PBD Joint Venture's management believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 44.8% to 43.2% and from 43.8% to 41.1% during the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The decrease was primarily due to lower revenues and higher programming expense and professional fees as described above. EBITDA decreased from $617,500 to $587,200, or by 4.9%, and from $1,844,300 to $1,694,100, or by 8.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         MACOUPIN JOINT VENTURE

         The Macoupin Joint Venture's revenues decreased from $500,200 to $499,900, or by less than 1.0%, and decreased from $1,497,700 to $1,495,800, or by less than 1.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $300 decrease in revenues for the three months ended September 30, 1999, $12,800 was due to reductions in the number of subscriptions for premium, tier and equipment rental services. The decrease was offset by a $12,000 increase due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in June 1999 and a $500 increase in other revenue producing items. Of the $1,900 decrease in revenues for the nine months ended September 30, 1999, $21,400 was due to reductions in the number of subscriptions for premium, tier and equipment rental services. The decrease was largely offset by a $16,000 increase due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in June 1999 and a $3,500 increase in other revenue producing items. As of September 30, 1999, the Macoupin Joint Venture had approximately 4,700 basic subscribers and 1,200 premium service units.

                       ENSTAR INCOME PROGRAM IV-2, L.P.

         Service costs increased from $162,900 to $174,700, or by 7.2%, and from $468,100 to $497,700, or by 6.3%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming fees, which increased as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $24,200 to $30,100, or by 24.4%, and from $96,800 to $117,400, or by 21.3%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to higher insurance premiums. The nine months' increase was also due to increases in professional fees, including audit fees, and customer billing costs.

         Management fees and reimbursed expenses decreased from $80,600 to $77,900, or by 3.3%, and from $233,900 to $222,200, or by 5.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreases in revenues as discussed above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions, and due to lower allocated telephone expense.

         Depreciation and amortization expense decreased from $82,200 to $54,000, or by 34.3%, and from $257,800 to $163,600, or by 36.5%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decrease was due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $150,300 to $163,200, or by 8.6%, and from $441,100 to $494,900, or by 12.2%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to decreased depreciation and amortization expense as described above.

         Interest income, net of interest expense, increased from $8,100 to $15,100 and from $14,200 to $37,800 for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was due to higher average cash balances available for investment in the 1999 periods.

         Due to the factors described above, the Macoupin Joint Venture's net income increased from $158,400 to $178,300, or by 12.6%, and from $455,300 to $532,700, or by 17.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Macoupin Joint Venture's management believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of

                       ENSTAR INCOME PROGRAM IV-2, L.P.

EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 46.5% to 43.4% and from 46.7% to 44.0% during the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998. The decrease was primarily due to higher programming fees and insurance premiums as described above. EBITDA decreased from $232,500 to $217,200, or by 6.6%, and from $698,900 to $658,500, or by 5.8%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

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

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner had been evaluating strategies for liquidating the Joint Venture and the Partnership. These strategies included the potential sale of substantially all of the Joint Venture's and Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's and Joint Ventures' Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling the Joint Ventures' systems to third parties. Accordingly, the Corporate General Partner has entered into an agreement with a cable broker regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation will not close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of approximately $630,000 under a provision of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $508,400 from inception through September 30, 1999. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,280,000. Project expenditures in the surrounding communities approximated $957,900 from inception through September 30, 1999. Rebuild construction in and around Auburn is substantially complete. The Macoupin Joint Venture incurred rebuild expenditures of approximately $37,200 through September 30, 1999.

                     ENSTAR INCOME PROGRAM IV-2, L.P.

         The Macoupin Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $875,000, and plans to upgrade its cable plant in Girard, Illinois beginning in 1999 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin Joint Venture is budgeted to spend approximately $217,200 in 1999 for the upgrade and replacement of other assets. Such expenditures totaled $125,600 as of September 30, 1999. The PBD Joint Venture has budgeted approximately $1.3 million and $6.2 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. The PBD Joint Venture has budgeted capital expenditures of $520,200 in 1999 to upgrade other assets. In the first nine months of 1999, capital expenditures by the PBD Joint Venture were approximately $475,000.

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

         The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1.

         The Partnership paid distributions totaling $125,800 and $377,400 during the three and nine months ended September 30, 1999. However, there can be no assurance regarding the level, timing or continuation of future distributions.

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

                     ENSTAR INCOME PROGRAM IV-2, L.P.

systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Joint Ventures' Year 2000 business risks associated with operations directly under the control of the Joint Ventures and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Joint Ventures' exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Joint Ventures' and Partnership's financial results.

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

         Additionally, FCLP has continued to inventory the Joint Ventures' internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Joint Ventures is currently estimated to be $14,100, all of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Joint Ventures' internal equipment containing embedded computer chips.

         FCLP has continued to survey the Joint Ventures' significant third party vendors and service suppliers to determine the extent to which the Joint Ventures' interface systems are vulnerable should

                     ENSTAR INCOME PROGRAM IV-2, L.P.

those third parties fail to solve their own Year 2000 problems on a timely basis. The Joint Ventures are heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Joint Ventures will be unable to provide that programming to their cable customers, which would result in a loss of revenues, although the Joint Ventures would attempt to provide their customers with alternative program services. Virtually all of the Joint Ventures' most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Joint Ventures rely are programming suppliers, power and telephone companies, various banking institutions and the Joint Ventures' customer billing service. The Joint Ventures have taken steps to confirm that the third parties on which they are heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting the Joint Ventures' business requirements are available. However, the Joint Ventures can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Joint Ventures of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the Joint Ventures' remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Joint Ventures do business as well as by the economy generally could also materially adversely affect the Joint Ventures. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Joint Ventures' Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete the remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Joint Ventures' results of operations and financial condition. FCLP has also examined the Joint Ventures' business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Joint Ventures' status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Operating activities provided $135,100 more cash during the nine months ended September 30, 1999 than in the corresponding period in 1998. Changes in liabilities owed to third-party creditors and affiliates provided $139,200 more cash in the nine months ended September 30, 1999 than in the comparable 1998 period due to differences in the timing of payments.

                     ENSTAR INCOME PROGRAM IV-2, L.P.

         Investing activities provided $20,200 less cash in the first nine months of 1999 than in the corresponding prior year period due to a decrease in distributions from the Joint Ventures. The Partnership used $1,800 less cash in financing activities due to reductions in amounts paid for deferred loan costs related to the Partnership's Facility.

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

                         ENSTAR INCOME PROGRAM IV-2, L.P.

                           A GEORGIA LIMITED PARTNERSHIP
                           -----------------------------
                                   (Registrant)

                                     By:    ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner

Date: November 11, 1999              By:    /S/ MICHAEL K. MENEREY
                                            -------------------------
                                            Michael K. Menerey,
                                            Executive Vice President,
                                            Chief Financial Officer and
                                              Secretary