Form 10-Q
period 2000-03-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 2000-05-12
CIK 783764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                       Commission File Number    0-15706
                                                ----------


                        Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                     58-1648318
---------------------------------------  ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)


12444 Powerscourt Dr., Suite 100
      St. Louis, Missouri                                   63131
---------------------------------------  ---------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including  area (314) 965-0555
code:                                          --------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---




                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================



                                                                                            December 31,          March 31,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                $           283,800  $           287,900
   Prepaid expenses                                                                                  2,900                1,900
                                                                                          -----------------    -----------------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                                              2,394,600            2,561,500
      Enstar Cable of Macoupin County                                                            1,105,400            1,088,600
                                                                                          -----------------    -----------------

                                                                                                 3,500,000            3,650,100
                                                                                          -----------------    -----------------


   Deferred loan costs, net                                                                         21,700               21,700
                                                                                          -----------------    -----------------

                                                                                       $         3,808,400  $         3,961,600
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
   Accounts payable                                                                    $             3,500  $             3,200
   Due to affiliates                                                                                21,300               36,800
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                         24,800               40,000
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                (45,200)             (43,900)
   Limited partners                                                                              3,828,800            3,965,500
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              3,783,600            3,921,600
                                                                                          -----------------    -----------------

                                                                                       $         3,808,400  $         3,961,600
                                                                                          =================    =================




               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.


                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   General and administrative expenses                                                 $          (11,400) $          (22,300)
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  1,900               3,100
   Interest expense                                                                                (9,100)             (5,100)
                                                                                          ----------------    -----------------

                                                                                                   (7,200)             (2,000)
                                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                                              (18,600)            (24,300)
                                                                                          ----------------    -----------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                                                239,500             241,900
     Enstar Cable of Macoupin County                                                               53,000              46,200
                                                                                          ----------------    -----------------

                                                                                                  292,500             288,100
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          273,900  $          263,800
                                                                                          ================    =================

Net income allocated to General Partners                                               $            2,700  $            2,600
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          271,200  $          261,200
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $             6.81  $             6.55
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 39,848              39,848
                                                                                          ================    =================



            See accompanying notes to condensed financial statements.


                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

                     ======================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $          273,900  $          263,800
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in net income of Joint Ventures                                                    (292,500)           (288,100)
       Amortization of deferred loan costs                                                          3,100               3,200
       Increase from changes in:
         Prepaid expenses                                                                           1,100               1,000
         Accounts payable and due to affiliates                                                   126,600              15,200
                                                                                          ----------------    -----------------

             Net cash provided by (used in) operating activities                                  112,200              (4,900)
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                                               14,000             138,000
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                     (125,800)           (125,800)
   Deferred loan costs                                                                              -                  (3,200)
                                                                                          ----------------    -----------------

             Net cash used in financing activities                                               (125,800)           (129,000)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                      400               4,100

CASH AT BEGINNING OF PERIOD                                                                       265,300             283,800
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $          265,700  $          287,900
                                                                                          ================    =================




            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


1.     INTERIM FINANCIAL STATEMENTS

          The accompanying condensed interim financial statements for the three months ended March 31, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

          The partnership has a management and service agreement with a wholly-owned subsidiary of our corporate general partner pursuant to which we pay a monthly management fee of 5% of gross revenues. The agreement also provides that we reimburse the manager for direct expenses incurred on behalf of the partnership and the partnership's allocable share of the manager's operational costs. Charter Communications Holding Company, LLC and its affiliates provide other corporate management services for the partnership as well as Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the partnership is a co-general partner - herein referred to as the "Joint Ventures"). Such services were provided by Falcon Communications, L.P. and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the partnership for these services during the three months ended March 31, 2000. The manager has entered into identical agreements with the Joint Ventures, except that Enstar Cable of Macoupin County pays the manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the corporate general partner of the Macoupin Joint Venture as well as of the partnership) an amount equal to 1% of its gross revenues in respect of Enstar Communications Corporation's interest as the corporate general partner of the Macoupin Joint Venture. No management fee is payable by the partnership in respect of any amounts received by the partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the manager. The Joint Ventures paid the manager management fees of approximately $86,300 and reimbursement of expenses of approximately $111,000 under the management agreements for the three months ended March 31, 2000. In addition, the Macoupin Joint Venture paid the corporate general partner approximately $5,000 in respect of its 1% special interest during the three months ended March 31, 2000. Management fees and reimbursed expenses due the corporate general partner are non-interest bearing.

          The Joint Ventures also receive certain system operating management services from Charter and other affiliates of the corporate general partner in addition to the manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliates for their allocable share of the affiliates' operational costs. The total amount charged to the Joint Ventures for these costs approximated $104,300 in the three months ended March 31, 2000. No management fee is payable to the affiliates by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the manager.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

          Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon Communications. Falcon Communications charged the Joint Ventures for these costs based on an estimate of what the corporate general partner could negotiate for such programming services for the 15 partnerships managed by the corporate general partner as a group. Charter charges the Joint Ventures for these costs based on its costs. The Joint Ventures recorded programming fee expense of $389,000 for the three months ended March 31, 2000. Programming fees are included in service costs in the statements of operations.

          In the normal course of business, the partnership pays a commitment fee to Enstar Finance Company, LLC, our primary lender and a subsidiary of the corporate general partner.

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

4.     SUBSEQUENT EVENT

          On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the Joint Ventures' cable television systems. The sale of the Joint Ventures' assets is subject to approval by a majority of the partnership's limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the Joint Ventures' systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


5.     EQUITY IN NET ASSETS OF JOINT VENTURES

          ENSTAR IV/PBD SYSTEMS VENTURE

          Each of the partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) owns 50% of Enstar IV/PBD Systems Venture. Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of March 31, 2000 and December 31, 1999, and the results of its operations for the three months ended March 31, 2000 and 1999, have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.


                                                                                      December 31,           March 31,
                                                                                          1999*                 2000
                                                                                    ------------------    -----------------
                                                                                                            (Unaudited)

Current assets                                                                    $       3,440,700    $        3,758,500
Investment in cable television properties, net                                            1,772,800             1,750,000
Other assets                                                                                  2,400                 1,600
                                                                                    ------------------    -----------------

                                                                                  $       5,215,900    $        5,510,100
                                                                                    ==================    =================

Current liabilities                                                               $         426,700    $          387,000
Venturers' capital                                                                        4,789,200             5,123,100
                                                                                    ------------------    -----------------

                                                                                  $       5,215,900    $        5,510,100
                                                                                    ==================    =================

               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================

ENSTAR IV/PBD SYSTEMS VENTURE (Continued)


                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                  March 31,
                                                                                    ---------------------------------------
                                                                                          1999                  2000
                                                                                    ------------------    -----------------
REVENUES                                                                          $       1,360,200    $        1,327,300
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            425,400               447,400
   General and administrative expenses                                                      224,500               210,800
   General Partner management fees and reimbursed expenses                                  139,300               136,400
   Depreciation and amortization                                                            113,900                85,400
                                                                                    ------------------    -----------------
                                                                                            903,100               880,000
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            457,100               447,300
OTHER INCOME (EXPENSE):
   Interest income                                                                           31,000                40,400
   Interest expense                                                                          (5,300)               (3,800)
                                                                                    ------------------    -----------------

NET INCOME                                                                        $         482,800    $          483,900
                                                                                    ==================    =================



                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================



          ENSTAR CABLE OF MACOUPIN COUNTY

          Each of the partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 2000 and December 31, 1999, and the results of its operations for the three months ended March 31, 2000 and 1999, have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.



                                                                                      December 31,           March 31,
                                                                                          1999*                 2000
                                                                                    ------------------    -----------------
                                                                                                            (Unaudited)

Current assets                                                                    $       1,807,500    $        1,792,500
Investment in cable television properties, net                                            1,730,200             1,680,400
Other assets                                                                                  1,200                   900
                                                                                    ------------------    -----------------

                                                                                  $       3,538,900    $        3,473,800
                                                                                    ==================    =================


Current liabilities                                                               $         222,700    $          208,100
Venturers' capital                                                                        3,316,200             3,265,700
                                                                                    ------------------    -----------------

                                                                                  $       3,538,900    $        3,473,800
                                                                                    ==================    =================



               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================

ENSTAR CABLE OF MACOUPIN COUNTY (Continued)


                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                  March 31,
                                                                                    ---------------------------------------
                                                                                          1999                  2000
                                                                                    ------------------    -----------------
REVENUES                                                                          $         490,500    $          498,500
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            164,800               179,900
   General and administrative expenses                                                       53,300                75,400
   General Partner management fees and reimbursed expenses                                   70,300                65,900
   Depreciation and amortization                                                             54,400                56,200
                                                                                    ------------------    -----------------
                                                                                            342,800               377,400
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            147,700               121,100
OTHER INCOME (EXPENSE):
   Interest income                                                                           14,000                19,900
   Interest expense                                                                          (2,600)               (2,500)
                                                                                    ------------------    -----------------

NET INCOME                                                                        $         159,100    $          138,500
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

          This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership, as discussed more fully elsewhere in this report.

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

RESULTS OF OPERATIONS

         The Partnership
         ---------------

          As discussed above, all of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. The Joint Ventures distributed $138,000 to us, representing our pro rata share of the cash flow distributed from the Joint Ventures' respective operations, and we distributed $125,800 to the partners during the three months ended March 31, 2000.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

          The PBD Joint Venture
          ---------------------

          The joint venture's revenues decreased from $1,360,200 to $1,327,300, or by 2.4%, for the three months ended March 31, 2000 as compared to first three months of 1999. Of the $32,900 decrease, $74,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $2,700 was due to decreases in other revenue producing items. These decreases were partially offset by a $44,100 increase due to increases in regulated service rates that the joint venture implemented in 1999. As of March 31, 2000, the joint venture had approximately 12,700 basic subscribers and 3,100 premium service units.

          Service costs increased from $425,400 to $447,400, or by 5.2%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to decreases in capitalization of labor and overhead costs resulting from fewer capital projects in the first three months of 2000.

          General and administrative expenses decreased from $224,500 to $210,800, or by 6.1%, for the three months ended March 31, 2000 as compared to the first quarter of 1999. The decrease was attributable to decreases in marketing expenses.

          Management fees and reimbursed expenses decreased from $139,300 to $136,400, or by 2.1%, for the three months ended March 31, 2000 as compared to the prior year quarter. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased due to lower allocated corporate office expenses and lower allocated telephone expense.

          Depreciation and amortization expense decreased from $113,900 to $85,400, or by 25.0%, for the three months ended March 31, 2000 as compared to the corresponding three months of 1999, due to the impact of certain tangible assets becoming fully depreciated.

          Operating income decreased from $457,100 to $447,300, or by 2.1%, for the three months ended March 31, 2000 as compared to the first three months of 1999, primarily due to decreased revenues and capitalization of labor and overhead costs as discussed above.

          Interest income, net of interest expense, increased from $25,700 to $36,600, or by 42.4%, for the three months ended March 31, 2000 as compared to the first quarter of 1999. The increase was primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds during the current year.

          Due to the factors described above, the joint venture's net income increased from $482,800 to $483,900, or by less than 1.0%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

          Based on its experience in the cable television industry, the joint venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement

                        ENSTAR INCOME PROGRAM IV-2, L.P.

determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 42.0% to 40.1% during the three months ended March 31, 2000 as compared to the corresponding period in 1999. The decrease was primarily due to lower revenues and capitalization of labor and overhead costs as described above. EBITDA decreased from $571,000 to $532,700, or by 6.7%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999.

          Macoupin Joint Venture
          ----------------------

          The joint venture's revenues increased from $490,500 to $498,500, or by 1.6%, for the three months ended March 31, 2000 as compared to the first three months of 1999. Of the $8,000 increase, $12,000 was due to increases in regulated service rates that the Joint Venture implemented in 1999 and $4,600 was due to other revenue producing items. These increases were partially offset by an $8,600 decrease due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of March 31, 2000, the joint venture had approximately 4,500 basic subscribers and 1,100 premium service units.

          Service costs increased from $164,800 to $179,900, or by 9.2%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher personnel costs resulting from staff additions and due to increases in allocated wages from affiliates of the corporate general partner.

          General and administrative expenses increased from $53,300 to $75,400, or by 41.5%, for the three months ended March 31, 2000 as compared to the first quarter of 1999. The increase was primarily due to higher professional fees, primarily audit fees, and greater allocated personnel costs from affiliates of the corporate general partner.

          Management fees and reimbursed expenses decreased from $70,300 to $65,900, or by 6.3%, for the three months ended March 31, 2000 as compared to 1999. Management fees increased in direct relation to increased revenues as discussed above. Reimbursed expenses decreased due to lower allocated personnel costs, telephone expenses and corporate office expenses.

          Depreciation and amortization expense increased from $54,400 to $56,200, or by 3.3%, for the three months ended March 31, 2000 as compared to the corresponding quarter of 1999, due to the depreciation of plant asset additions.

          Operating income decreased from $147,700 to $121,100, or by 18.0%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease was primarily due to increases in personnel costs as discussed above.

          Interest income, net of interest expense, increased from $11,400 to $17,400, or by 52.6%, for the three months ended March 31, 2000 as compared to the first three months of 1999. The

                        ENSTAR INCOME PROGRAM IV-2, L.P.



RESULTS OF OPERATIONS (Continued)

increase was primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds during the current year period.

          Due to the factors described above, the joint venture's net income decreased from $159,100 to $138,500, or by 12.9%, for the three months ended March 31, 2000 as compared to the first three months of 1999.

          Based on its experience in the cable television industry, the joint venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 41.2% to 35.6% during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The decrease was primarily due to higher personnel costs as described above. EBITDA decreased from $202,100 to $177,300, or by 12.3%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

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

          In accordance with the partnership agreement, the corporate general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the corporate general partner has entered into an agreement with a cable broker to market the Joint Ventures' cable systems to third parties. Should the Joint Ventures receive offers from third parties for such assets and should the corporate general partner enter into an agreement to sell such assets, the corporate general partner will prepare a proxy or written consent solicitation for submission to the limited partners for the purpose of approving or disapproving such sale. If all of the partnership's assets are sold, the corporate general partner will proceed to liquidate the partnership and Joint Ventures following the settlement of their final liabilities. We can give no assurance, however, that we will be able to generate a sale of the Joint Ventures' cable assets.

          On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the Joint Ventures' cable television systems. The sale of the Joint Ventures' assets is subject to approval by a majority of the partnership's limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the Joint Ventures' systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There

                        ENSTAR INCOME PROGRAM IV-2, L.P.

is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

          The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1.1 million and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin Joint Venture is budgeted to spend approximately $158,500 in 2000 for the upgrade of other assets. The PBD Joint Venture intends to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, at an estimated cost of approximately $1.3 million and $6.2 million, respectively, provided franchise renewals are obtained and adequate funds are available. At this time, the franchise authority in Poplar Bluff has terminated negotiations to renew the franchise agreement with the city. Although the Mt. Carmel, Illinois franchise agreement is still under negotiation, the PBD Joint Venture anticipates that the franchise agreement will require completion of an upgrade within 24 months. The PBD Joint Venture has budgeted capital expenditures of $819,700 in 2000 to upgrade other assets. In the first three months of 2000, capital expenditures by the Macoupin Joint Venture and PBD Joint Venture were approximately $4,600 and $51,800, respectively.

          The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the use of funds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of March 31, 2000, there were approximately 4,800 and 1,200 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems have had an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

          The partnership is party to a loan agreement with Enstar Finance Company. The loan agreement provides for a revolving loan facility of $1,800,000. The partnership and its co-partners expect to use borrowings under their respective facilities along with cash flow from operations of the Joint Ventures for the rebuild and upgrade of the Joint Ventures' systems. No advances had been made under the partnership's loan facility as of the date of this report.

          The partnership's loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.0% at March 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the partnership's ratio of debt to cash flow is greater than 4 to 1.

          The partnership paid distributions totaling $125,800 during the three months ended March 31, 2000. However, there can be no assurance regarding the level, timing or continuation of future distributions.

          Falcon Communications purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications through November 12, 1999, and currently managed by Charter, including those of the Joint Ventures.

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

          We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We did not incur expense in the first three months of 2000 related to the Year 2000 date change.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

          Three months ended March 31, 2000 and 1999
          ------------------------------------------

          Operating activities used $117,100 more cash during the three months ended March 31, 2000 than in the corresponding period in 1999. Changes in liabilities owed to third-party creditors and affiliates provided $111,400 less cash in the three months ended March 31, 2000 than in the comparable 1999 period due to differences in the timing of payments.

          Investing activities provided $124,000 more cash in the first three months of 2000 than in the corresponding prior year period due to an increase in distributions from the Joint Ventures. Financing activities used $3,200 more cash in the first three months of 2000 than in the corresponding prior year period due to an increase in deferred loan costs related to the amended loan facility.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.






PART II.                   OTHER INFORMATION

ITEMS 1-4.                 Not applicable.

ITEM 5.                    Other Information.

                           On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the Joint Ventures' cable television systems. The sale of the Joint Ventures' assets is subject to approval by a majority of the partnership's limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the Joint Ventures' systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

ITEM 6.                    Exhibits and Reports on Form 8-K

                           (a) Exhibit 10.26 - Amendment No. 2 to Loan Agreement
                               between Enstar Income Program IV-2, L.P. and Enstar Finance Company, LLC.

                               Exhibit 27.1 - Financial Data Schedule.


                           (b) None.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner





Date:  May 12, 2000                    By:   /s/  Kent D. Kalkwarf
                                             ---------------------
                                             Kent D. Kalkwarf
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                             Description



10.26 Amendment No. 2 to Loan Agreement between Enstar Income Program IV-2, L.P. and Enstar Finance Company, LLC.

27.1      Financial Data Schedule.