Form 10-Q
period 2000-06-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 2000-08-14
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                               ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       --------------------

                         Commission File Number 0-15706
                                                -------

                        Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   Georgia                                                                              58-1648318
-------------------------------------------------                               ----------------------------------------------------
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer Identification Number)




          12444 Powerscourt Dr., Suite 100
               St. Louis, Missouri                                                                        63131
-------------------------------------------------                               ----------------------------------------------------
     (Address of principal executive offices)                                                          (Zip Code)


Registrant's telephone number, including area code:  (314) 965-0555
                                                   ------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

                    =======================================

                                                                                              December 31,           June 30,
                                                                                                 1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                   $        283,800     $        665,300
   Prepaid expenses                                                                                  2,900                1,900
                                                                                          -----------------    -----------------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                                              2,394,600            2,837,000
      Enstar Cable of Macoupin County                                                            1,105,400            1,153,800
                                                                                          -----------------    -----------------

                                                                                                 3,500,000            3,990,800
                                                                                          -----------------    -----------------


   Deferred loan costs, net                                                                         21,700               22,000
                                                                                          -----------------    -----------------

                                                                                          $      3,808,400     $      4,680,000
                                                                                          =================    =================

                                              LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                       $          3,500     $          3,300
   Due to affiliates                                                                                21,300              553,900
                                                                                          -----------------    -----------------

                                                                                                    24,800              557,200
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                                 (45,200)             (41,200)
   Limited Partners                                                                              3,828,800            4,164,000
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              3,783,600            4,122,800
                                                                                          -----------------    -----------------

                                                                                          $      3,808,400     $      4,680,000
                                                                                          =================    =================





        The accompanying notes are an integral part of these condensed financial statements.

---------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                      ====================================




                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------
OPERATING EXPENSES:
   General and administrative expenses                                                 $           (8,400) $          (18,200)
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  2,600               6,400
   Interest expense                                                                                (9,200)             (5,700)
                                                                                          ----------------    -----------------

                                                                                                   (6,600)                700
                                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                                              (15,000)            (17,500)
                                                                                          ----------------    -----------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                                                204,500             275,500
     Enstar Cable of Macoupin County                                                               65,100              65,300
                                                                                          ----------------    -----------------

                                                                                                  269,600             340,800
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          254,600  $          323,300
                                                                                          ================    =================

Net income allocated to General Partner                                                $            2,500  $            3,200
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          252,100  $          320,100
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $             6.33  $             8.03
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 39,848              39,848
                                                                                          ================    =================









        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                      ====================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------
OPERATING EXPENSES:
   General and administrative expenses                                                 $          (19,800) $          (40,500)
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  4,500               9,500
   Interest expense                                                                               (18,300)             (7,800)
                                                                                          ----------------    -----------------

                                                                                                  (13,800)              1,700
                                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                                              (33,600)            (38,800)
                                                                                          ----------------    -----------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                                                444,000             517,400
     Enstar Cable of Macoupin County                                                              118,100             111,500
                                                                                          ----------------    -----------------

                                                                                                  562,100             628,900
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          528,500  $          590,100
                                                                                          ================    =================

Net income allocated to General Partner                                                $            5,300  $            5,900
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          523,200  $          584,200
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $            13.13  $            14.66
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 39,848              39,849
                                                                                          ================    =================







        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                      ====================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $          528,500  $          590,100
   Adjustments to reconcile net income to net cash
     from operating activities:
       Equity in net income of Joint Ventures                                                    (562,100)           (628,900)
       Amortization of deferred loan costs                                                          6,200               3,200
       Changes in:
         Prepaid expenses                                                                           2,200               1,000
         Accounts payable and due to affiliates                                                   126,100             532,400
                                                                                          ----------------    -----------------

             Net cash from operating activities                                                   100,900             497,800
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                                              169,000             138,100
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                     (251,600)           (250,900)
   Deferred loan costs                                                                              -                  (3,500)
                                                                                          ----------------    -----------------

             Net cash from financing activities                                                  (251,600)           (254,400)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                   18,300             381,500

CASH AT BEGINNING OF PERIOD                                                                       265,300             283,800
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $          283,600  $          665,300
                                                                                          ================    =================






        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                      ====================================



1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program IV-2, L.P. (the "Partnership") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively, the "Joint Ventures"), both Georgia general partnerships, of which the Partnership is a co-general partner, except that Enstar Cable of Macoupin County pays the Manager only a 4% management fee. The Joint Ventures' management fee expense to the Manager approximated $85,900 and $172,200, for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Joint Ventures' management fee expense to the Manager approximated $89,300 and $176,900, respectively. In addition, Enstar Cable of Macoupin County is also required to distribute to ECC (which is the corporate general partner of the Joint Ventures as well as of the Partnership) an amount equal to 1% of Enstar Cable of Macoupin County Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of Enstar Cable of Macoupin County. Enstar Cable of Macoupin County's management fee expense to ECC approximated $5,000 and $10,000 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, Enstar Cable of Macoupin County's management fee expense to ECC approximated $5,100 and $10,000, respectively. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

                   The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Ventures. Such services were provided by Falcon Communications, L.P. and

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                      ====================================




its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Ventures reimburse the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Ventures for these costs are approximated at $214,600 and $429,700 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to Joint Ventures for these costs approximated $122,500 and $239,600, respectively. There is no duplication of reimbursed expenses of the Manager.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Joint Ventures for these costs based on an estimate of what ECC could negotiate for such programming services for the 15 partnerships ECC managed as a group. Charter charges the Joint Ventures for these costs based on its costs. The Joint Ventures recorded programming fee expense of $282,100 and $671,500 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, programming fee expense was $464,100 and $914,300, respectively.

                  In the normal course of business, the Joint Ventures paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when there were amounts outstanding under the facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

3.     NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      ====================================



4.    EQUITY IN NET ASSETS OF JOINT VENTURES

          ENSTAR IV/PBD SYSTEMS VENTURE


                  The Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) each own 50% of Enstar IV/PBD Systems Venture. Each of the co-partners share equally in the profits and losses of Enstar IV/PBD Systems Venture. The investment in Enstar IV/PBD Systems Venture is accounted for on the equity method. Summarized financial information for Enstar IV/PBD Systems Venture as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six months ended June 30, 2000 and 1999 have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.


                                                                                      December 31,             June 30,
                                                                                          1999*                  2000
                                                                                    ------------------    -------------------
                                                                                                             (Unaudited)
Current assets                                                                    $       3,440,700    $        4,033,200
Investment in cable television properties, net                                            1,772,800             1,808,700
Other assets                                                                                  2,400                   700
                                                                                    ------------------    -------------------
                                                                                  $       5,215,900    $        5,842,600
                                                                                    ==================    ===================

Current liabilities                                                               $         426,700    $          168,600
Venturers' capital                                                                        4,789,200             5,674,000
                                                                                    ------------------    -------------------
                                                                                  $       5,215,900    $        5,842,600
                                                                                    ==================    ===================



















------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      ====================================




                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                   June 30,
                                                                                    ---------------------------------------
                                                                                          1999                  2000
                                                                                    ------------------    -----------------

REVENUES                                                                          $       1,398,200    $        1,320,100
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            451,400               344,600
   General and administrative expenses                                                      268,000               151,300
   General partner management fees and reimbursed expenses                                  142,900               233,400
   Depreciation and amortization                                                            159,100                85,600
                                                                                    ------------------    -----------------
                                                                                          1,021,400               814,900
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            376,800               505,200
OTHER INCOME (EXPENSE):
   Interest income                                                                           29,600                47,900
   Interest expense                                                                          (4,700)               (2,300)
   Gain on sale of cable assets                                                               3,500                     -
                                                                                    ------------------    -----------------

NET INCOME                                                                        $         405,200    $          550,800
                                                                                    ==================    =================



                        ENSTAR INCOME PROGRAM IV-2, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      ====================================



                                                                                                   Unaudited
                                                                                     --------------------------------------
                                                                                               Six months ended
                                                                                                   June 30,
                                                                                     --------------------------------------
                                                                                           1999                 2000
                                                                                     ------------------    ----------------
REVENUES                                                                          $        2,758,400    $        2,647,400
                                                                                     ------------------    ----------------

OPERATING EXPENSES:
   Service costs                                                                             876,800               758,600
   General and administrative expenses                                                       492,500               310,900
   General partner management fees and reimbursed expenses                                   282,200               454,500
   Depreciation and amortization                                                             273,000               170,800
                                                                                     ------------------    ----------------
                                                                                           1,924,500             1,694,800
                                                                                     ------------------    ----------------

OPERATING INCOME                                                                             833,900               952,600

OTHER INCOME (EXPENSE):
   Interest income                                                                            60,600                88,300
   Interest expense                                                                          (10,000)               (6,100)
   Gain on sale of cable assets                                                                3,500                     -
                                                                                     ------------------    ----------------

NET INCOME                                                                        $          888,000    $        1,034,800
                                                                                     ==================    ================


                        ENSTAR INCOME PROGRAM IV-2, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      ====================================



                  ENSTAR CABLE OF MACOUPIN COUNTY

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) each own one-third (1/3) of Enstar Cable of Macoupin County. Each of the co-partners share equally in the profits and losses of Enstar Cable of Macoupin County. The investment in Enstar Cable of Macoupin County is accounted for on the equity method. Summarized financial information for Enstar Cable of Macoupin County as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six months ended June 30, 2000 and 1999, have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.




                                                                                      December 31,            June 30,
                                                                                          1999*                 2000
                                                                                    ------------------    -----------------
                                                                                                            (Unaudited)
Current assets                                                                    $       1,807,500    $        2,323,000
Investment in cable television properties, net                                            1,730,200             1,640,300
Other assets                                                                                  1,200                   600
                                                                                    ------------------    -----------------
                                                                                  $       3,538,900    $        3,963,900
                                                                                    ==================    =================


Current liabilities                                                               $         222,700    $          502,600
Venturers' capital                                                                        3,316,200             3,461,300
                                                                                    ------------------    -----------------
                                                                                  $       3,538,900    $        3,963,900
                                                                                    ==================    =================











---------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      ====================================




                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                   June 30,
                                                                                    ---------------------------------------
                                                                                          1999                  2000
                                                                                    ------------------    -----------------
REVENUES                                                                          $         505,400    $          497,200
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            158,200               159,000
   General and administrative expenses                                                       34,000                39,100
   General partner management fees and reimbursed expenses                                   74,000                72,100
   Depreciation and amortization                                                             55,200                54,900
                                                                                    ------------------    -----------------
                                                                                            321,400               325,100
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            184,000               172,100
OTHER INCOME (EXPENSE):
   Interest income                                                                           13,800                25,900
   Interest expense                                                                          (2,500)               (2,000)
                                                                                    ------------------    -----------------

NET INCOME                                                                        $         195,300    $          196,000
                                                                                    ==================    =================

                        ENSTAR INCOME PROGRAM IV-2, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      ====================================





                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                               Six months ended
                                                                                                   June 30,
                                                                                    ---------------------------------------
                                                                                          1999                  2000
                                                                                    ------------------    -----------------
REVENUES                                                                         $          995,900    $          995,700
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            323,000               334,200
   General and administrative expenses                                                       87,300               101,400
   General partner management fees and reimbursed expenses                                  144,300               157,400
   Depreciation and amortization                                                            109,600               109,500
                                                                                    ------------------    -----------------
                                                                                            664,200               702,500
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            331,700               293,200
OTHER INCOME (EXPENSE):
   Interest income                                                                           27,800                45,800
   Interest expense                                                                          (5,100)               (4,500)
                                                                                    ------------------    -----------------

NET INCOME                                                                       $          354,400    $          334,500
                                                                                    ==================    =================

                        ENSTAR INCOME PROGRAM IV-2, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      ====================================




5.     SUBSEQUENT EVENT


                  On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Macoupin, Illinois, Mt. Carmel, Illinois, and Dexter, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $7,376,700 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                  On July 13, 2000, the Partnership entered into a non-binding letter of intent to sell the Partnership's cable systems serving Poplar Bluff, Missouri, to an unrelated purchaser. Consummation of this sale is subject to certain conditions, including approval by a majority of the Limited Partners and other standard closing conditions, such as obtaining regulatory approvals. There can be no assurance that this proposed sale will be consummated.

                        ENSTAR INCOME PROGRAM IV-2, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding such matters and the effect thereof on the Partnership's business.

                  All of the our cable television business operations are conducted through participation as a partner with a 50% and a one-third (1/3) interest in Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and Enstar Cable of Macoupin County (the "Macoupin County Joint Venture"), (collectively, the "Joint Ventures"), respectively. Our participation in the Joint Ventures is equal to our affiliated partner (Enstar Income IV-1, L.P.) in respect to Enstar IV/PBD Joint Venture, and (Enstar IV-1, L.P. and Enstar IV-3, L.P.) in respect to Enstar Cable of Macoupin County, under both joint venture agreements with respect to capital contributions, obligation an commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

                  THE PARTNERSHIP

                  All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. The Joint Ventures distributed $138,100 and we distributed $250,900 to the partners during the six months ended June 30, 2000, respectively. For the six months ended June 30, 1999, the Joint Ventures distributed $169,000 and we distributed $251,600 to the partners, respectively.

                  THE ENSTAR IV/PBD SYSTEMS VENTURE

                  The PBD Joint Venture's revenues decreased from $1,398,200 to $1,320,100, or by 5.6%, and from $2,758,400 to $2,647,400, or by 4.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Of the $78,100 decrease in revenues for the 3 months ended June 30, 2000, $91,600 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services and $39,800 was due to decreases in other revenue producing items. These decreases were partially offset by a $53,300 increase due to increases in

                        ENSTAR INCOME PROGRAM IV-2, L.P.



regulated service rates that the PBD Joint Venture implemented in 1999. Of the $111,000 decrease in revenues for the six months ended June 30, 2000, $165,900 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services and $42,500 was due to a decrease for other revenue producing items. The increases were partially offset by $97,400 of rate increases. As of June 30, 2000, the PBD Joint Venture had approximately 12,000 basic subscribers and 2,800 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC on November 12, 1999, certain activities previously incurred at the PBD Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the PBD Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the PBD Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $862,300 to $729,300, or by 15.4%, and from $1,651,500 to $1,524,000, or by 7.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Service costs decreased from $451,400 to $344,600, or by 23.7%, and from $876,800 to $758,600, or by 13.5%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to the PBD Joint Venture and certain costs incurred at the PBD Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above.

                  General and administrative expenses decreased from $268,000 to $151,300, or by 43.5%, and from $492,500 to $310,900, or by 36.9%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decreases were attributable to decreases in marketing expenses, and certain costs incurred at the PBD Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the PBD Joint Venture, as discussed above.

                  General partner management fees and reimbursed expenses increased from $142,900 to $233,400, or by 63.3%, and from $282,200 to $454,500, or by 61.1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed at the PBD Joint Venture. This has resulted in more reimbursable cost to the PBD Joint Venture and lower service costs and general and administrative expenses for the PBD Joint Venture.

                  Depreciation and amortization expense decreased from $159,100 to $85,600, or by 46.2%, and from $273,000 to $170,800, or by 37.4%, for the three and six months ended June 30,

                        ENSTAR INCOME PROGRAM IV-2, L.P.




2000, as compared to the corresponding periods in 1999, due to certain tangible assets becoming fully depreciation.

                  Operating income increased from $376,800 to $505,200, or by 34.1%, and from $833,900 to $952,600, or by 14.2%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to the factors described above.

                  Interest income, net of interest expense, increased from $24,900 to $45,600, or by 83.1%, and from $50,600 to $82,200, or by 62.5%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds during the current year.

                  Due to the factors described above, the PBD Joint Venture's net income increased from $405,200 to $550,800, or by 35.9%, and from $888,000 to $1,034,800, or by 16.5%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Based on its experience in the cable television industry, the PBD Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 38.3% to 44.8% and from 40.1% to 42.4% during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to decreases in programming fees as described above. EBITDA increased from $535,900 to $590,800, or by 10.2%, and from $1,106,900 to $1,123,400, or by 1.5%, for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1999.

                  ENSTAR CABLE OF MACOUPIN COUNTY

                  The Macoupin County Joint Venture's revenues decreased from $505,400 to $497,200, or by 1.6%, and decreased from $995,900 to $995,700, or by less than 1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Of the $8,200 decrease in revenues for the six months ended June 30, 2000, $30,000 was due to decreases in the number of subscribers for basic, premium, and equipment rental services and $5,600 was due to a decrease in other revenue producing items. The decreases were partially offset by a $27,400 increase in regulated service rates that we implemented in 2000. Of the $200 decrease in revenues for the six months ended June 30, 2000, $38,600 was due the number of subscribers for basic, premium, and equipment rental services and $1,000 was due to a decrease in other revenue producing items. The

                        ENSTAR INCOME PROGRAM IV-2, L.P.




decrease was partially offset by a $39,400 increase in the rates. As of June 30, 2000, we had approximately 4,300 basic subscribers and 1,100 premium service units.

                  Service costs increased from $158,200 to $159,000, or by less than 1%, and from $323,000 to $334,200, or by 3.5%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher personnel costs resulting from staff additions and a $40,000 programming rebate received in prior year. The increase was partially offset due to the lower programming rates that Charter has extended to us and a decrease in subscribers.

                  General and administrative expenses increased from $34,000 to $39,100, or by 15.0%, and from $87,300 to $101,400, or by 16.2%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher professional fees incurred in 2000.

                  General partner management fees and reimbursed expenses decreased from $74,000 to $72,100, or by 2.6%, and increased from $144,300 to $157,400, or by 9.1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase for the six months ended June 30, 2000, represents certain costs incurred by Charter that were previously incurred by the Macoupin County Joint Venture prior to the Charter acquisition on November 12, 1999. The decrease for the three months ended June 30, 2000, represents certain costs Charter has been able to eliminate.

                  Depreciation and amortization expense decreased from $55,200 to $54,900, or by less than 1%, and from $109,600 to $109,500, or by less than 1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to the depreciation of plant asset additions.

                  Operating income decreased from $184,000 to $172,100, or by 6.5%, and from $331,700 to $293,200, or by 11.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was due to the factors discussed above.

                  Interest income, net of interest expense, increased from $11,300 to $23,900, or by 111.5% and from $22,700 to $41,300, or by 81.9% for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds during the current year period.

                  Due to the factors described above, the Macoupin County Joint Venture's net income increased from $195,300 to $196,000, or by less than 1%, and decreased from $354,400 to $334,500, or by 5.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                        ENSTAR INCOME PROGRAM IV-2, L.P.



                  Based on its experience in the cable television industry, the Macoupin County Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP), and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 47.3% to 45.7% and from 44.3% to 40.4% during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to the factors described above. EBITDA decreased from $239,200 to $227,000, or by 5.1%, and from $441,300 to $402,700, or by 8.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from the Joint Ventures' operations and proceeds from the sale of the Joint Ventures' cable television systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

                  In accordance with the partnership agreement, Enstar Communications Corporation has implemented a plan for liquidating the Partnership. On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Macoupin, Illinois, Mt. Carmel, Illinois and Dexter, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $7,376,700 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                        ENSTAR INCOME PROGRAM IV-2, L.P.




                  On July 13, 2000, the Partnership entered into a non-binding letter of intent to sell the Partnership's cable systems serving Poplar Bluff, Missouri, to an unrelated purchaser. Consummation of this sale is subject to certain conditions, including approval by a majority of the Limited Partners and other standard closing conditions, such as obtaining regulatory approvals. There can be no assurance that this proposed sale will be consummated.

                  Enstar Communications Corporation is currently preparing a proxy for submission to the Partnership's Limited Partners for the purpose of approving or disapproving the sale. If all of the Partnership's assets are sold, Enstar Communications Corporation will proceed to liquidate the Partnership and Joint Venture following the settlement of their final liabilities.

                   The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1.1 million and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of approximately $1.0 million, provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin County Joint Venture is budgeted to spend approximately $158,500 in 2000 for the upgrade of other assets. The PBD Joint Venture intends to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, at an estimated cost of approximately $1.3 million and $6.2 million, respectively, provided franchise renewals are obtained and adequate funds are available. At this time, the franchise authority in Poplar Bluff has terminated negotiations to renew the franchise agreement with the city. Although the Mt. Carmel, Illinois franchise agreement is still under negotiation, the PBD Joint Venture anticipates that the franchise agreement will require completion of an upgrade within 24 months. The PBD Joint Venture has budgeted capital expenditures of $819,700 in 2000 to upgrade other assets. In the first six months of 2000, capital expenditures by the Macoupin County Joint Venture and PBD Joint Venture were approximately $20,000 and $235,300, respectively.

                  The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the use of funds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of

                        ENSTAR INCOME PROGRAM IV-2, L.P.


June 30, 2000, there were approximately 5,200 and 1,100 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

                  The Joint Ventures are presently rebuilding a number of their cable systems because a majority of their customers are served by systems that have not been rebuilt. The Joint Ventures had postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. As a result, these systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems have had an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

                  We believe that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2000 and beyond. As a result, the Joint Venture intends to use its cash for such purposes.

                  The Partnership is party to a loan agreement with Enstar Finance Company, LLC, its primary lender and a subsidiary of Enstar Communications Corporation. The loan agreement provides for a revolving loan facility of $2,000,000. The Joint Ventures paid its outstanding borrowings under the facility during 1999 and presently has no borrowings outstanding under the loan facility. The Joint Ventures pay a commitment fee of 0.5% to Enstar Finance Company, LLC on the unborrowed portion of its facility. The Joint Ventures' management expects to increase borrowings under the facility in the future for system upgrades and other liquidity requirements.

                  The Joint Ventures' facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.135% at June 30, 2000) plus 0.625%, or at an offshore rate (6.27% at June 30, 2000) plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

                  The facility does not restrict the payments of distributions to partners by the Partnership unless an event exists thereunder or the Joint Ventures' ratio of debt to cash flow is greater than 4 to 1. We believe it is critical for the Joint Ventures to conserve cash and borrowing capacity to fund its anticipated capital expenditures. Accordingly, the Joint Ventures do not anticipate an increase in distributions to the Partnership in order to fund distributions to unitholders at this time.

                  Falcon purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by

                        ENSTAR INCOME PROGRAM IV-2, L.P.




Falcon through November 12, 1999, and currently managed by Charter, including those of the Joint Ventures.

                  Approximately 85% of the Joint Ventures' subscribers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  Operating activities of the Partnership generated $396,900 more cash during the six months ended June 30, 2000 than in the corresponding period in 1999 The Partnership paid distributions totaling $250,900 during the six months ended June 30, 2000. However, there can be no assurance regarding the level, timing or continuation of future distributions

INFLATION

                  Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Ventures are able to increase our service rates periodically, of which there can be no assurance.

                        ENSTAR INCOME PROGRAM IV-2, L.P.





PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit

                           10.1 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar IX, Ltd., Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.
                                 (1)

                           27.1  Financial Data Schedule.*



                  (b)      Reports on Form 8-K

                           -     On July 18, 2000, an 8-K dated July 14, 2000,
                                 was filed to announce a change in the
                                 Partnership's principal independent accountants (Item 4).



------

*   Filed herewith

(1) Incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        ENSTAR INCOME PROGRAM IV-2, L.P.

                         a GEORGIA LIMITED PARTNERSHIP
                         ----------------------------
                                  (Registrant)



                                  By:    ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner






Date:  August 14, 2000             By:   /s/  Kent D. Kalkwarf
                                         ---------------------
                                         Kent D. Kalkwarf
                                         Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                  EXHIBIT INDEX













Exhibit
Number                              Description

10.1 Assets Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000.)


27.1              Financial Data Schedule.