Form 10-Q
period 2000-09-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 2000-11-13
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   --------------------

                         Commission File Number   0-15706
                                               -------------

                        Enstar Income Program IV-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                       58-1648318
----------------------------------------         -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

     12444 Powerscourt Dr., Suite 100
            St. Louis, Missouri                            63131
----------------------------------------         -------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (314) 965-0555
                                                   -----------------------------


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


                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

               ==================================================


                                                                                    December 31,      September 30,
                                                                                       1999*              2000
                                                                                    -----------       -------------
                                                                                                       (Unaudited)
ASSETS:
   Cash                                                                             $   283,800        $   545,000
   Prepaid expenses                                                                       2,900              1,900
                                                                                    -----------        -----------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                                   2,394,600          3,020,600
      Enstar Cable of Macoupin County                                                 1,105,400          1,206,500
                                                                                    -----------        -----------

                                                                                      3,500,000          4,227,100
                                                                                    -----------        -----------


   Deferred loan costs, net                                                              21,700             21,700
                                                                                    -----------        -----------

                                                                                    $ 3,808,400        $ 4,795,700
                                                                                    ===========        ===========

                                         LIABILITIES AND PARTNERSHIP CAPITAL
                                         -----------------------------------
LIABILITIES:

   Accounts payable                                                                 $     3,500        $     3,800
   Due to affiliates                                                                     21,300            565,400
                                                                                    -----------        -----------

                                                                                         24,800            569,200
                                                                                    -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                      (45,200)           (39,500)
   Limited Partners                                                                   3,828,800          4,266,000
                                                                                    -----------        -----------

          TOTAL PARTNERSHIP CAPITAL                                                   3,783,600          4,226,500
                                                                                    -----------        -----------

                                                                                    $ 3,808,400        $ 4,795,700
                                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed financial statements.

---------
     * Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               ==================================================


                                                                                Unaudited
                                                                       ----------------------------
                                                                            Three months ended
                                                                               September 30,
                                                                       ----------------------------
                                                                           1999             2000
                                                                       ---------         ----------
OPERATING EXPENSES:
   General and administrative expenses                                 $ (10,100)        $ (13,700)
                                                                       ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                                         3,700             8,600
   Interest expense                                                       (8,300)           (2,200)
                                                                       ---------         ---------

                                                                          (4,600)            6,400
                                                                       ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                     (14,700)           (7,300)
                                                                       ---------         ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                       257,500           183,600
     Enstar Cable of Macoupin County                                      59,500            52,600
                                                                       ---------         ---------

                                                                         317,000           236,200
                                                                       ---------         ---------

NET INCOME                                                             $ 302,300         $ 228,900
                                                                       =========         =========

Net income allocated to General Partner                                $   3,000         $   2,300
                                                                       =========         =========

Net income allocated to Limited Partners                               $ 299,300         $ 226,600
                                                                       =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                $    7.51         $    5.69
                                                                       =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                        39,848            39,848
                                                                       =========         =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               ==================================================



                                                                    Unaudited
                                                            ---------------------------
                                                                 Nine months ended
                                                                   September 30,
                                                            ---------------------------
                                                               1999             2000
                                                            ---------        ----------
OPERATING EXPENSES:
   General and administrative expenses                      $ (29,900)       $ (54,200)
                                                            ---------        ---------

OTHER INCOME (EXPENSE):
   Interest income                                              8,200           18,100
   Interest expense                                           (26,600)         (10,000)
                                                            ---------        ---------

                                                              (18,400)           8,100
                                                            ---------        ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                          (48,300)         (46,100)
                                                            ---------        ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                            701,500          701,000
     Enstar Cable of Macoupin County                          177,600          164,100
                                                            ---------        ---------

                                                              879,100          865,100
                                                            ---------        ---------

NET INCOME                                                  $ 830,800        $ 819,000
                                                            =========        =========

Net income allocated to General Partner                     $   8,300        $   8,200
                                                            =========        =========

Net income allocated to Limited Partners                    $ 822,500        $ 810,800
                                                            =========        =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                     $   20.64        $   20.35
                                                            =========        =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                             39,848           39,848
                                                            =========        =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

               ==================================================



                                                                                                    Unaudited
                                                                                          ------------------------------
                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                          ------------------------------
                                                                                             1999              2000
                                                                                          ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 830,800          $ 819,000
   Adjustments to reconcile net income to net cash
     from operating activities:
       Equity in net income of Joint Ventures                                              (879,100)          (865,100)
       Amortization of deferred loan costs                                                    9,300              3,400
       Changes in:
         Prepaid expenses                                                                      (500)             1,000
         Accounts payable and due to affiliates                                             127,400            544,400
                                                                                          ---------          ---------

             Net cash from operating activities                                              87,900            502,700
                                                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                                        307,000            138,000
                                                                                          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                               (377,400)          (376,100)
   Deferred loan costs                                                                           --             (3,400)
                                                                                          ---------          ---------

             Net cash from financing activities                                            (377,400)          (379,500)
                                                                                          ---------          ---------

INCREASE IN CASH                                                                             17,500            261,200

CASH AT BEGINNING OF PERIOD                                                                 265,300            283,800
                                                                                          ---------          ---------

CASH AT END OF PERIOD                                                                     $ 282,800          $ 545,000
                                                                                          =========          =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================



1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program IV-2, L.P. (the "Partnership") as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively, the "Joint Ventures"), both Georgia general partnerships, of which the Partnership is a co-general partner, except that Enstar Cable of Macoupin County pays the Manager only a 4% management fee. The Joint Ventures' management fee expense to the Manager approximated $86,900 and $259,100, for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Joint Ventures' management fee expense to the Manager approximated $88,800 and $265,700, respectively. In addition, Enstar Cable of Macoupin County is also required to distribute to ECC (which is the corporate general partner of the Joint Ventures as well as of the Partnership) an amount equal to 1% of Enstar Cable of Macoupin County Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of Enstar Cable of Macoupin County. Enstar Cable of Macoupin County's management fee expense to ECC approximated $5,000 and $14,900 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, Enstar Cable of Macoupin County's management fee expense to ECC approximated $5,000 and $15,000, respectively. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

                  The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Ventures. Such services were provided by Falcon Communications, L.P. and

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================




its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Ventures reimburse the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Ventures for these costs are approximated at $283,000 and $712,800 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to Joint Ventures for these costs approximated $126,400 and $366,000, respectively. There is no duplication of reimbursed expenses of the Manager.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Joint Ventures for these costs based on an estimate of what ECC could negotiate for such programming services for the 14 partnerships ECC managed as a group. Charter charges the Joint Ventures for these costs based on its costs. The Joint Ventures recorded programming fee expense of $400,000 and $1,071,500 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, programming fee expense was $496,600 and $1,410,900, respectively.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================



4.     EQUITY IN NET ASSETS OF JOINT VENTURES

                  ENSTAR IV/PBD SYSTEMS VENTURE


                  The Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) each own 50% of Enstar IV/PBD Systems Venture. Each of the co-partners share equally in the profits and losses of the Enstar IV/PBD Systems Venture. The investment in the Enstar IV/PBD Systems Venture is accounted for on the equity method. Summarized financial information for Enstar IV/PBD Systems Venture as of September 30, 2000, and December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.


                                                             December 31,           September 30,
                                                                 1999*                  2000
                                                            -------------          --------------
                                                                                     (Unaudited)
Current assets                                                $3,440,700             $4,772,500

Investment in cable television properties, net                 1,772,800              1,874,600

Other assets                                                       2,400                    500
                                                              ----------             ----------
                                                              $5,215,900             $6,647,600
                                                              ==========             ==========

Current liabilities                                           $  426,700             $  606,500

Venturers' capital                                             4,789,200              6,041,100
                                                              ----------             ----------
                                                              $5,215,900             $6,647,600
                                                              ==========             ==========



------------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================


                                                                                   Unaudited
                                                                      -----------------------------------
                                                                               Three months ended
                                                                                  September 30,
                                                                      -----------------------------------
                                                                           1999                  2000
                                                                      -----------             -----------
REVENUES                                                              $ 1,359,600             $ 1,340,600
                                                                      -----------             -----------

OPERATING EXPENSES:
   Service costs                                                          486,300                 461,100
   General and administrative expenses                                    143,800                 188,600
   General partner management fees and reimbursed expenses                142,300                 291,100
   Depreciation and amortization                                          100,500                  87,300
                                                                      -----------             -----------
                                                                          872,900               1,028,100
                                                                      -----------             -----------

OPERATING INCOME                                                          486,700                 312,500
OTHER INCOME (EXPENSE):
   Interest income                                                         34,500                  56,500
   Interest expense                                                        (2,800)                 (1,900)
   Loss on sale of cable assets                                            (3,500)                     --
                                                                      -----------             -----------

NET INCOME                                                            $   514,900             $   367,100
                                                                      ===========             ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================



                                                                           Unaudited
                                                                -----------------------------------
                                                                         Nine months ended
                                                                            September 30,
                                                                -----------------------------------
                                                                    1999                    2000
                                                                -----------             -----------
REVENUES                                                        $ 4,118,000             $ 3,988,000
                                                                -----------             -----------

OPERATING EXPENSES:
   Service costs                                                  1,363,100               1,219,700
   General and administrative expenses                              636,300                 499,500
   General partner management fees and reimbursed expenses          424,500                 745,600
   Depreciation and amortization                                    373,500                 258,100
                                                                -----------             -----------
                                                                  2,797,400               2,722,900
                                                                -----------             -----------

OPERATING INCOME                                                  1,320,600               1,265,100

OTHER INCOME (EXPENSE):
   Interest income                                                   95,100                 144,800
   Interest expense                                                 (12,800)                 (8,000)
                                                                -----------             -----------

NET INCOME                                                      $ 1,402,900             $ 1,401,900
                                                                ===========             ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================


                  ENSTAR CABLE OF MACOUPIN COUNTY

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) each own one-third (1/3) of Enstar Cable of Macoupin County. Each of the co-partners share equally in the profits and losses of Enstar Cable of Macoupin County. The investment in Enstar Cable of Macoupin County is accounted for on the equity method. Summarized financial information for Enstar Cable of Macoupin County as of September 30, 2000, and December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.


                                                        December 31,       September 30,
                                                            1999*              2000
                                                       --------------     ---------------
                                                                            (Unaudited)
Current assets                                           $1,807,500         $2,688,500

Investment in cable television properties, net            1,730,200          1,612,000

Other assets                                                  1,200                300
                                                         ----------         ----------
                                                         $3,538,900         $4,300,800
                                                         ==========         ==========


Current liabilities                                      $  222,700         $  681,800

Venturers' capital                                        3,316,200          3,619,000
                                                         ----------         ----------
                                                         $3,538,900         $4,300,800
                                                         ==========         ==========


---------
     * Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================



                                                                                          Unaudited
                                                                                ---------------------------
                                                                                      Three months ended
                                                                                        September 30,
                                                                                ---------------------------
                                                                                    1999            2000
                                                                                ----------        ---------
REVENUES                                                                         $ 499,900        $ 497,100
                                                                                 ---------        ---------
OPERATING EXPENSES:
   Service costs                                                                   174,700          173,300
   General and administrative expenses                                              30,100           42,900
   General partner management fees and reimbursed expenses                          77,900           83,800
   Depreciation and amortization                                                    54,000           60,100
                                                                                 ---------        ---------
                                                                                   336,700          360,100
                                                                                 ---------        ---------

OPERATING INCOME                                                                   163,200          137,000
OTHER INCOME (EXPENSE):
   Interest income                                                                  16,600           21,600
   Interest expense                                                                 (1,500)            (900)
                                                                                 ---------        ---------

NET INCOME                                                                       $ 178,300        $ 157,700
                                                                                 =========        =========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================


                                                                                          Unaudited
                                                                                ---------------------------
                                                                                      Nine months ended
                                                                                        September 30,
                                                                                ---------------------------
                                                                                    1999            2000
                                                                                -----------     -----------
REVENUES                                                                        $ 1,495,800     $ 1,492,800
                                                                                -----------     -----------
OPERATING EXPENSES:
   Service costs                                                                    497,700         507,500
   General and administrative expenses                                              117,400         144,300
   General partner management fees and reimbursed expenses                          222,200         241,200
   Depreciation and amortization                                                    163,600         169,600
                                                                                -----------     -----------
                                                                                  1,000,900       1,062,600
                                                                                -----------     -----------

OPERATING INCOME                                                                    494,900         430,200
OTHER INCOME (EXPENSE):
   Interest income                                                                   44,400          67,400
   Interest expense                                                                  (6,600)         (5,400)
                                                                                -----------     -----------

NET INCOME                                                                      $   532,700     $   492,200
                                                                                ===========     ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

               ==================================================



5.       SALE OF CABLE SYSTEM

                  On August 8, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans II Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Macoupin, Illinois, Mt. Carmel, Illinois and Dexter, Missouri, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $7,579,200 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On September 29, 2000, the Partnership, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans III Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans III Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Poplar Bluff, Missouri, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans III Agreement is $5,522,400 in cash (subject to normal closing adjustments). Of that amount, $2,761,200 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                        ENSTAR INCOME PROGRAM IV-2, L.P.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding such matters and the effect thereof on the Partnership's business.

         All of the our cable television business operations are conducted through participation as a partner with a 50% and a one-third (1/3) interest in Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and Enstar Cable of Macoupin County (the "Macoupin County Joint Venture"), (collectively, the "Joint Ventures"), respectively. Our participation in the Joint Ventures is equal to our affiliated partner (Enstar Income Program IV-1, L.P.) in respect to the PBD Joint Venture, and (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) in respect to the Macoupin County Joint Venture, with respect to capital contributions, obligations an commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. The Joint Ventures distributed $138,000 to the Partnership and we distributed $376,100 to the partners during the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Joint Ventures distributed $307,000 to the Partnership and we distributed $377,400 to the partners.

         THE ENSTAR IV/PBD SYSTEMS VENTURE

         The PBD Joint Venture's revenues decreased from $1,359,600 to $1,340,600, or by 1.4%, and from $4,118,000 to $3,988,000, or by 3.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $19,000 decrease in revenues for the three months ended September 30, 2000, $40,000 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services. The decrease was partially offset by a $11,000 increase due to increases in regulated service rates that the PBD Joint Venture implemented in 1999 and a $10,000 increase due to increases in other revenue producing items. Of

                        ENSTAR INCOME PROGRAM IV-2, L.P.


the $130,000 decrease in revenues for the nine months ended September 30, 2000, $205,900 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services and $32,500 was due to a decrease in other revenue producing items. The decreases were partially offset by a $108,400 increase due to increases in regulated service rates. As of September 30, 2000, the PBD Joint Venture had approximately 12,100 basic subscribers and 3,800 premium service units.

         Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the PBD Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the PBD Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the PBD Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $772,400 to $940,800, or by 21.8%, and from $2,423,900 to $2,464,800, or by 1.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Service costs decreased from $486,300 to $461,100, or by 5.2%, and from $1,363,100 to $1,219,700, or by 10.5%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to the PBD Joint Venture and certain costs incurred at the PBD Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the PBD Joint Venture, as discussed above.

         General and administrative expenses increased from $143,800 to $188,600, or by 31.2%, and decreased from $636,300 to $499,500, or by 21.5%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. For the three months ended September 30, 2000, the increase was attributable to an increase in bad debt expense and costs associated with customer billings. For the nine months ended September 30, 2000, the decrease was attributable to a decrease in marketing expenses, and certain costs incurred at the PBD Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the PBD Joint Venture, as discussed above.

         General partner management fees and reimbursed expenses increased from $142,300 to $291,100, or by 104.6%, and from $424,500 to $745,600, or by 75.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed at the PBD Joint Venture.

         Depreciation and amortization expense decreased from $100,500 to $87,300, or by 13.1%, and from $373,500 to $258,100, or by 30.9%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to the impact of certain tangible assets becoming fully depreciated.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


         Due to the factors described above, operating income decreased from $486,700 to $312,500, or by 35.8%, and from $1,320,600 to $1,265,100, or by
4.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Interest income, net of interest expense, increased from $31,700 to $54,600, or by 72.2%, and from $82,300 to $136,800, or by 66.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was due to higher average cash balances available for investment and higher average interest rates earned on invested funds during the current year.

         Due to the factors described above, the PBD Joint Venture's net income decreased from $514,900 to $367,100, or by 28.7%, and from $1,402,900 to
$1,401,900, or by less than 1.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Based on its experience in the cable television industry, the PBD Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.2% to 29.8% and from 41.1% to 38.2% during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to the factors as described above. EBITDA decreased from $587,200 to $399,800, or by 31.9%, and from $1,694,100 to $1,523,200, or by 10.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         ENSTAR CABLE OF MACOUPIN COUNTY

         The Macoupin County Joint Venture's revenues decreased from $499,900 to $497,100, or by less than 1.0 %, and from $1,495,800 to $1,492,800, or by less than 1.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $2,800 decrease in revenues for the three months ended September 30, 2000, $29,900 was due to decreases in the number of subscribers for basic, premium, and equipment rental services and $400 was due to a decrease in other revenue producing items. The decreases were partially offset by a $27,500 increase in regulated service rates that we implemented in 2000. Of the $3,000 decrease in revenues for the nine months ended September 30, 2000, $68,500 was due to a decrease in the number of subscribers for basic, premium, and equipment rental services and $1,400 was due to a decrease in other revenue producing items. The decrease was partially offset by a $66,900 increase in the rates. As of September 30, 2000, we had approximately 4,300 basic subscribers and 1,500 premium service units.

                        ENSTAR INCOME PROGRAM IV-2, L.P.


         Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Macoupin County Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Macoupin County Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Macoupin County Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $282,700 to $300,000, or by 6.1%, and from $837,300 to $893,000, or by 6.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Service costs decreased from $174,700 to $173,300, or by less than 1.0%, and increased from $497,700 to $507,500, or 2.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. For the three months ended September 30, 2000, the decrease was primarily due to the lower programming rates that Charter has extended to us. The decrease was partially offset due to higher personnel costs resulting from staff additions. For the nine months ended September 30, 2000, the increase was due to higher personnel costs resulting from staff additions, which was partially offset due to the lower programming rates mentioned above and a decrease in subscribers. In addition, a $40,000 programming rebate was received in prior year, which decreased service costs for the nine months ended September 30, 1999.

         General and administrative expenses increased from $30,100 to $42,900, or by 42.5%, and from $117,400 to $144,300, or by 22.9%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was due to an increase in bad debt expense and in costs associated with customer billings.

         General partner management fees and reimbursed expenses increased from $77,900 to $83,800, or by 7.6%, and from $222,200 to $241,200, or by 8.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed at the Macoupin County Joint Venture.

         Depreciation and amortization expense increased from $54,000 to $60,100, or by 11.3%, and from $163,600 to $169,600, or by 3.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to an increase in capital expenditures for cable system upgrades.

         Due to the factors described above, operating income decreased from $163,200 to $137,000, or by 16.1%, and from $494,900 to $430,200, or by 13.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Interest income, net of interest expense, increased from $15,100 to $20,700, or by 37.1%, and from $37,800 to $62,000, or by 64.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was due to higher average

                        ENSTAR INCOME PROGRAM IV-2, L.P.


cash balances available for investment and higher average interest rates earned on invested funds during the current year period.

         Due to the factors described above, the Macoupin County Joint Venture's net income decreased from $178,300 to $157,700, or by 11.6%, and from $532,700 to $492,200, or by 7.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Based on its experience in the cable television industry, the Macoupin County Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.4% to 39.6% and from 44.0% to 40.2% during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to the factors described above. EBITDA decreased from $217,200 to $197,100, or by 9.3%, and from $658,500 to $599,800, or by 8.9%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary objective is to distribute to our partners all available cash flow from the Joint Ventures' operations and proceeds from the sale of the Joint Ventures' cable television systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

         In accordance with the partnership agreement, Enstar Communications Corporation has implemented a plan for liquidating the Partnership. On August 8, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans II Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Macoupin, Illinois, Mt. Carmel, Illinois and Dexter, Missouri, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $7,579,200 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

         On September 29, 2000, the Partnership, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans III Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans

                        ENSTAR INCOME PROGRAM IV-2, L.P.


III Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Poplar Bluff, Missouri, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans III Agreement is $5,522,400 in cash (subject to normal closing adjustments). Of that amount, $2,761,200 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

         Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

         Enstar Communications Corporation is currently preparing a proxy for submission to the Partnership's Limited Partners for the purpose of approving or disapproving the sale. If all of the Partnership's assets are sold, Enstar Communications Corporation will proceed to liquidate the Partnership and Joint Ventures following the settlement of their final liabilities.

         The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1,100,000 and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of $1,000,000, provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin County Joint Venture is budgeted to spend approximately $158,500 in 2000 for the upgrade of other assets. The PBD Joint Venture intends to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, at an estimated cost of approximately $1,300,000 and $6,200,000, respectively, provided franchise renewals are obtained and adequate funds are available. At this time, the franchise authority in Poplar Bluff has terminated negotiations to renew the franchise agreement with the city. Although the Mt. Carmel, Illinois franchise agreement is still under negotiation, the PBD Joint Venture anticipates that the franchise agreement will require completion of an upgrade within 24 months. The PBD Joint Venture has budgeted capital expenditures of $819,700 in 2000 to upgrade other assets. In the first nine months of 2000, capital expenditures by the Macoupin County Joint Venture and PBD Joint Venture were approximately $48,800 and $218,600, respectively.

         The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. The city of Poplar Bluff passed a resolution in 1997 extending the PBD Joint Venture's franchise until such time as a renewal has been approved or formally denied by the city. On February 8, 2000, voters in the city of Poplar Bluff approved the use of funds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-

                        ENSTAR INCOME PROGRAM IV-2, L.P.


owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of September 30, 2000, there were approximately 4,800 and 1,100 basic subscribers in the city of Poplar Bluff and Butler County, respectively, and 1,700 and 340 premium subscribers in the city of Poplar Bluff and Butler County, respectively.

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

         We believe that cash generated by operations of the Joint Ventures, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2000 and beyond. As a result, the Joint Ventures intend to use their cash for such purposes.

         The Partnership is party to a loan agreement with Enstar Finance Company, LLC, its primary lender and a subsidiary of Enstar Communications Corporation. The loan agreement provides for a revolving loan facility of $1,800,000. The Partnership paid its outstanding borrowings under the facility during 1999 and presently has no borrowings outstanding under the loan facility. The Partnership pays a commitment fee of 0.5% to Enstar Finance Company, LLC on the unborrowed portion of its facility. The Partnership's management expects to increase borrowings under the facility in the future for system upgrades and other liquidity requirements.

         The Partnership's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at September 30, 2000) plus 0.625%, or at an offshore rate (6.74% at September 30, 2000) plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

         The facility does not restrict the payments of distributions to partners by the Partnership unless an event exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. We believe it is critical for the Partnership to conserve cash and borrowing capacity to

                        ENSTAR INCOME PROGRAM IV-2, L.P.


fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate an increase in distributions to partners at this time.

         Falcon purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon through November 12, 1999, and currently managed by Charter, including those of the Joint Ventures.

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

         Operating activities of the Partnership generated $414,800 more cash during the nine months ended September 30, 2000, than in the corresponding period in 1999. Investing activities of the Partnership generated $169,000 less cash during the nine months ended September 30, 2000, than in the corresponding period in 1999. Financing activities of the Partnership used $2,100 more cash during the nine months ended September 30, 2000, than in the corresponding period in 1999.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits


                           10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (1)

                           10.2 Asset Purchase Agreement dated September 29, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar IV/PBD Systems Venture, as Seller. (1)

                           27.1  Financial Data Schedule.*

                  (b)      Reports on Form 8-K

                           -     None










-------

* Filed herewith

(1) Incorporated by reference to the report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000 (File No. 00015705).

                                   SIGNATURES










Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)



                                     By: ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner






Date: November 13, 2000          By: /s/  Kent D. Kalkwarf
                                     ---------------------
                                     Kent D. Kalkwarf
                                     Executive Vice President and
                                     Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                              Description

10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P., filed with the Commission on or about November 13, 2000, File
                  No. 00015705).

10.2 Asset Purchase Agreement dated September 29, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar IV/PBD Systems Venture, as Seller (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P., filed with the Commission on or about November 13, 2000, File No. 00015705).

27.1              Financial Data Schedule.