Form 10-Q
period 2001-03-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 2001-05-15
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31,2001
                                     ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                 --------------------       --------------------

                Commission File Number                   0-15706
                                                       -------------

                        Enstar Income Program IV-2, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Georgia                                   58-1648318
-----------------------------------------      ---------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)

   12444 Powerscourt Dr., Suite 100
         St. Louis, Missouri                              63131
----------------------------------------       ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code:                                    (314) 965-0555
                                         ---------------------------


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

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                         ITEM 1. - FINANCIAL STATEMENTS

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS

               ==================================================

                                                                        March 31,           December 31,
                                                                           2001                2000*
                                                                     --------------        -------------
                                                                       (Unaudited)
ASSETS:
   Cash                                                              $      107,100        $     111,700
   Prepaid expense                                                            1,900                1,900
   Deferred financing costs, net                                              9,200               12,500
                                                                     --------------        -------------
                                                                            118,200              126,100
   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                       3,280,900            3,169,600
      Enstar Cable of Macoupin County                                     1,326,500            1,265,400
                                                                     --------------        -------------
                                                                          4,607,400            4,435,000
                                                                     --------------        -------------
                                                                     $    4,725,600            4,561,100
                                                                     ==============        =============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities                                               $       34,300        $      31,500
   Due to affiliates                                                        393,400              259,100
                                                                     --------------        -------------
                                                                            427,700              290,600
                                                                     --------------        -------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                         (40,100)             (40,300)
   Limited Partners                                                       4,338,000            4,310,800
                                                                     --------------        -------------
          TOTAL PARTNERSHIP CAPITAL                                       4,297,900            4,270,500
                                                                     --------------        -------------
                                                                     $    4,725,600        $   4,561,100
                                                                     ==============        =============

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               ==================================================

                                                                         Unaudited
                                                              ---------------------------------
                                                                     Three months ended
                                                                         March 31,
                                                              ---------------------------------
                                                                   2001                2000
                                                              -------------       -------------
OPERATING EXPENSES:
   General and administrative expenses                        $     (17,000)      $     (22,300)
                                                              -------------       -------------
OTHER INCOME (EXPENSE):
   Interest income                                                       --               3,100
   Interest expense                                                  (2,200)             (5,100)
                                                              -------------       -------------
                                                                     (2,200)             (2,000)
                                                              -------------       -------------
LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES                  (19,200)            (24,300)
                                                              -------------       -------------
EQUITY IN NET INCOME OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                  113,300             241,900
     Enstar Cable of Macoupin County                                 61,100              46,200
                                                              -------------       -------------
                                                                    172,400             288,100
                                                              -------------       -------------
NET INCOME                                                    $     153,200       $     263,800
                                                              =============       =============
Net income allocated to General Partners                      $       1,500       $       2,600
                                                              =============       =============
Net income allocated to Limited Partners                      $     151,700       $     261,200
                                                              =============       =============
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                       $        3.81       $        6.55
                                                              =============       =============
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                   39,848              39,848
                                                              =============       =============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

               ==================================================

                                                                        Unaudited
                                                             --------------------------------
                                                                    Three months ended
                                                                        March 31,
                                                             --------------------------------
                                                                  2001               2000
                                                             ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    153,200       $     263,800
   Adjustments to reconcile net income to net cash
     from operating activities:
       Equity in net income of Joint Ventures                    (172,400)           (288,100)
       Amortization of deferred loan costs                          3,300               3,200
       Changes in:
         Prepaid expenses                                              --               1,000
         Accrued liabilities and due to affiliates                137,100              15,200
                                                             ------------       -------------
             Net cash from operating activities                   121,200              (4,900)
                                                             ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                   --             138,000
                                                             ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                     (125,800)           (125,800)
   Deferred loan costs                                                 --              (3,200)
                                                             ------------       -------------
              Net cash from financing activities                 (125,800)           (129,000)
                                                             ------------       -------------

INCREASE (DECREASE) IN CASH                                        (4,600)              4,100
CASH AT BEGINNING OF PERIOD                                       111,700             283,800
                                                             ------------       -------------
CASH AT END OF PERIOD                                        $    107,100       $     287,900
                                                             ============       =============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program IV-2, L.P. (the "Partnership") as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively, the "Joint Ventures"), both Georgia general partnerships, of which the Partnership is a co-general partner, except that Enstar Cable of Macoupin County pays the Manager only a 4% management fee. The Joint Ventures' management fee expense to the Manager approximated $82,600 and $86,300 for the three months ended March 31, 2001 and 2000, respectively. In addition, Enstar Cable of Macoupin County is also required to distribute to ECC (which is the corporate general partner of the Joint Ventures as well as of the Partnership) an amount equal to 1% of the Enstar Cable of Macoupin County Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of Enstar Cable of Macoupin County. Enstar Cable of Macoupin County's management fee expense to ECC approximated $4,700 and $5,000 for the three months ended March 31, 2001 and 2000, respectively. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

                   The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Ventures reimburse the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Ventures for these costs approximated $250,900 and $104,300 for the three months ended March 31, 2001 and 2000, respectively.

                  Substantially all programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on its actual costs. The Joint Ventures recorded programming fee expense of $399,500 and $389,000 for the three months ended March 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


                  In the normal course of business, the Joint Ventures paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when there were amounts outstanding under its revolving loan facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


4.       EQUITY IN NET ASSETS OF JOINT VENTURES

                  ENSTAR IV/PBD SYSTEMS VENTURE

                  The Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) each own 50% of Enstar IV/PBD Systems Venture. Each of the co-partners share equally in the profits and losses of the Enstar IV/PBD Systems Venture. The investment in the Enstar IV/PBD Systems Venture is accounted for on the equity method. Summarized financial information for the Enstar IV/PBD Systems Venture as of March 31, 2001 and December 31, 2000, and the results of its operations for the three months ended March 31, 2001 and 2000, are included below. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.


                                                              March 31,          December 31,
                                                               2001                 2000 *
                                                            -------------       --------------
                                                             (Unaudited)

Current assets                                              $   3,416,000       $    4,000,200
Investment in cable television properties, net                  4,411,100            4,490,200
Other assets                                                           --                  500
                                                            -------------       --------------
                                                            $   7,827,100       $    8,490,900
                                                            =============       ==============
Current liabilities                                         $   1,265,400       $    2,151,700
Venturers' capital                                              6,561,700            6,339,200
                                                            -------------       --------------
                                                            $   7,827,100       $    8,490,900
                                                            =============       ==============




---------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================

                                                                           Unaudited
                                                                --------------------------------
                                                                       Three months ended
                                                                           March 31,
                                                                --------------------------------
                                                                     2001               2000
                                                                -------------      -------------
REVENUES                                                        $     271,400      $   1,327,300
                                                                -------------      -------------
OPERATING EXPENSES:
   Service costs                                                      486,600            447,400
   General and administrative expenses                                140,900            210,800
   General partner management fees and reimbursed expenses            269,500            136,400
   Depreciation and amortization                                      138,300             85,400
                                                                 ------------      -------------
                                                                    1,035,300            880,000
                                                                -------------      -------------

OPERATING INCOME                                                      236,100            447,300
OTHER INCOME (EXPENSE):
   Interest income                                                     27,200             40,400
   Interest expense                                                        --             (3,800)
   Other expense                                                      (40,800)                --
                                                                -------------      -------------
NET INCOME                                                      $     222,500      $     483,900
                                                                =============      =============

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


ENSTAR CABLE OF MACOUPIN COUNTY

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) each own one-third of Enstar Cable of Macoupin County. Each of the co-partners share equally in the profits and losses of Enstar Cable of Macoupin County. The investment in Enstar Cable of Macoupin County is accounted for on the equity method. Summarized financial information for Enstar Cable of Macoupin County as of March 31, 2001 and December 31, 2000, and the results of its operations for the three months ended March 31, 2001, and 2000 are included below. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.

                                                             March 31,         December 31,
                                                               2001                2000 *
                                                           -------------      --------------
                                                            (Unaudited)

Current assets                                             $   2,722,600      $    2,350,900
Investment in cable television properties, net                 1,543,400           1,587,800
Other assets                                                          --                 100
                                                           -------------      --------------
                                                           $   4,266,000      $    3,938,800
                                                           =============      ==============
Current liabilities                                        $     286,400      $      142,600
Venturers' capital                                             3,979,600           3,796,200
                                                           -------------      --------------
                                                           $   4,266,000      $    3,938,800
                                                           =============      ==============


















--------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================

                                                                            Unaudited
                                                                -----------------------------------
                                                                         Three months ended
                                                                             March 31,
                                                                -----------------------------------
                                                                      2001                 2000
                                                                ---------------       -------------
REVENUES                                                        $       474,800       $     498,500
                                                                ---------------       -------------
OPERATING EXPENSES:
   Service costs                                                        152,000             179,900
   General and administrative expenses                                   37,200              75,400
   General partner management fees and reimbursed expenses               68,700              65,900
   Depreciation and amortization                                         52,800              56,200
                                                                ---------------       -------------
                                                                        310,700             377,400
                                                                ---------------       -------------

OPERATING INCOME                                                        164,100             121,100
OTHER INCOME (EXPENSE):
   Interest income                                                       19,300              19,900
   Interest expense                                                          --              (2,500)
                                                                ---------------       -------------
NET INCOME                                                      $       183,400       $     138,500
                                                                ===============       =============


                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


5.       SUBSEQUENT EVENT

                  The Joint Ventures, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans II Agreement provided for Gans to acquire the Joint Ventures' Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Selling Partnerships. In addition, on September 29, 2000, Enstar IV/PBD Systems Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri.

                  Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Gans II and Gans III Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

                  The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

                  On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Gans II and Gans III Agreements. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding such matters and the effect thereof on the Partnership's business.

         All of the our cable television business operations are conducted through participation as a partner with a 50% and a one-third interest in Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and Enstar Cable of Macoupin County (the "Macoupin Joint Venture"), (collectively, the "Joint Ventures"), respectively. Our participation in the Joint Ventures is equal to our affiliated partner (Enstar Income Program IV-1, L.P.) in respect to the PBD Joint Venture, and (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) in respect to the Macoupin Joint Venture, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, the financial condition and results of operations of the Partnership are significantly impacted by the matters of the Joint Ventures. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $125,800 to the partners during the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2000 the Joint Ventures distributed $138,000 to the Partnership. No distributions were made from the Joint Ventures during 2001.

         THE ENSTAR IV/PBD SYSTEMS VENTURE

         The PBD Joint Venture's revenues decreased from $1,327,300 to $1,271,400, or 4.2% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to a decline in the average number of basic service customers during the three months ended March 31, 2001, as compared to the corresponding period in 2000. As of March 31, 2001 and 2000, the PBD Joint Venture had approximately 11,900 and 12,700 basic service customers, respectively, and 3,100 premium service customers.

         Service costs increased from $447,400 to $486,600, or 8.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Service costs represent costs directly attributable to providing cable services to customers. The increase was due to higher maintenance and other service costs incurred by the PBD Joint Venture during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Gross margin decreased from $879,900 to $784,800, or 10.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin decreased from 66.3% to 61.7% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to the increase in service costs during 2001, as well as the change in customer mix throughout the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         General and administrative expenses decreased from $210,800 to $140,900 , or 33.2%, for the three months March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to the PBD Joint Venture by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         General partner management fees and reimbursed expenses increased from $136,400 to $269,500, or 97.6%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by the PBD Joint Venture. Therefore, the PBD Joint Venture has higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

         Depreciation and amortization expense increased from $85,400 to $138,300, or 61.9%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to capital expenditures during 2000 and first quarter 2001.

         Due to the factors described above, operating income decreased from $447,300 to $236,100, or 52.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.


         Interest income, net of interest expense, decreased from $36,600 to $27,200 for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The change was due to lower average cash balances available for investment during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Other expense of $40,800 during the three months ended March 31, 2001 consisted of legal costs associated with the Gans III Agreement.

         Due to the factors described above, the PBD Joint Venture's net income decreased from $483,900 to $222,500, or 54.0%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Based on its experience in the cable television industry, the PBD Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $532,700 to $374,400, or by 29.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 40.1% to 29.4% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was primarily due to the factors as described above.

         ENSTAR CABLE OF MACOUPIN COUNTY

         The Macoupin Joint Venture's revenues decreased from $498,500 to $474,800, or 4.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to a decline in the number of basic and premium service customers. As of March 31, 2001 and 2000, the Macoupin Joint Venture had approximately 4,100 and 4,500 basic service customers, respectively, and 1,000 and 1,100 premium service customers, respectively.

         Service costs decreased from $179,900 to $152,000, or 15.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was primarily due to the decline in customers and the increase in such services being provided and billed to the Macoupin Joint

Venture by Charter. Such expenses are included in general partner management and reimbursed expenses, rather than service costs.

         Gross margin increased from $318,600 to $322,800, or 1.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin increased from 63.9% to 68.0% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was due to the increase in service costs being provided and billed to the Macoupin Joint Venture by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         General and administrative expenses decreased from $75,400 to $37,200, or 50.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to the Macoupin Joint Venture by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         General partner management fees and reimbursed expenses increased from $65,900 to $68,700, or by 4.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by the Macoupin Joint Venture. Therefore, we have higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

         Depreciation and amortization expense decreased from $56,200 to $52,800, or by 6.0%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to a decrease in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during 2000 and first quarter 2001, as compared to the corresponding period in 2000.

         Due to the factors described above, operating income increased from $121,100 to $164,100, or by 35.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Interest income, net of interest expense, increased from $17,400 to $19,300, or 10.9% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was primarily due to higher average cash balances available for investment during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Due to the factors described above, the Macoupin Joint Venture's net income increased from $138,500 to $183,400, or by 32.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Based on its experience in the cable television industry, the Macoupin Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased from $177,300 to $216,900, or by 22.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues increased from 35.6% to 45.7% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary objective is to distribute to our partners all available cash flow from the Joint Ventures' operations and proceeds from the sale of the Joint Ventures' cable television systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

        The Joint Ventures, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire certain of the Joint Ventures' cable systems, as well as certain assets of the other Selling Partnerships. In addition, on September 29, 2000, Enstar IV/PBD Systems Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri.

         Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Gans II and Gans III Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

         The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

         On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Gans II and Gans III Agreements. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.


         The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1,100,000 and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of $1,000,000, provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The PBD Joint Venture intends to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, at an estimated cost of approximately $1,300,000 and $6,200,000, respectively, provided franchise renewals are obtained and adequate funds are available. However, the franchise authority in Poplar Bluff has terminated negotiations to renew the franchise agreement with the city. Although the Mt. Carmel, Illinois franchise agreement is still under negotiation, the PBD Joint Venture anticipates that the franchise agreement will require completion of an upgrade within two years.

         The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the use of funds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of March 31, 2001 there were approximately 5,000 and 1,200 basic subscribers in the city of Poplar Bluff and Butler County, respectively, and 1,700 and 300 premium subscribers in the city of Poplar Bluff and Butler County, respectively.

         The Joint Ventures are presently rebuilding a number of their cable systems. The Joint Ventures had previously postponed certain rebuild and upgrade projects due to initial uncertainty surrounding implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. As a result, these cable systems are significantly less technically advanced than had been expected prior to the implementation of the 1992 Cable Act. The Joint Ventures believe that the delays in upgrading many of their systems have had an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

         We believe that cash generated by operations of the Joint Ventures, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in the future. As a result, the Joint Ventures intend to use their cash for such purposes.

         The Partnership is party to a loan agreement with Enstar Finance Company, LLC, its primary lender and a subsidiary of Enstar Communications Corporation. The loan agreement provides for a revolving loan facility of $1,800,000. The Partnership currently has no borrowings outstanding under the loan facility. The Partnership pays a commitment fee of 0.5% to Enstar Finance Company, LLC on the unborrowed portion of its facility. The Partnership's management expects to increase borrowings under the facility in the future for system upgrades and other liquidity requirements.

         The Partnership's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.50% at March 31, 2001) plus 0.625%, or at an offshore rate (5.62% at March 31, 2001) plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial requirements and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

         The facility does not restrict the payments of distributions to partners by the Partnership unless an event exists thereunder or the Partnership's ratio of debt to cash flow is greater than four to one. We believe it is critical for the Partnership to conserve cash and borrowing capacity to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate an increase in distributions to partners at this time.

         The Joint Ventures maintain insurance coverage for all of the cable television properties owned or managed by them to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Ventures.

         Approximately 85% of the Joint Ventures' subscribers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

         Operating activities of the Partnership provided $121,200 cash during the three months ended March 31, 2001. Financing activities of the Partnership used $125,800 cash during the three months ended March 31, 2001.

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

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           None.

                  (b)      REPORTS ON FORM 8-K

                           On April 30, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     ENSTAR INCOME PROGRAM IV-1, L.P.

                                     a GEORGIA LIMITED PARTNERSHIP
                                     ---------------------------------------
                                     (Registrant)



                                     By:  ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 15, 2001                  By:  /s/  Kent D. Kalkwarf
                                          ----------------------------------
                                          Kent D. Kalkwarf
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal  Accounting Officer)