Form 10-K405/A
period 2000-03-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 2001-06-06
CIK 783764

 ===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A


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



(b)                   Reports on Form 8-K

                      None.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2001.


                                        ENSTAR INCOME PROGRAM IV-2, L.P.


                                        By:  Enstar Communications Corporation,
                                             Corporate General Partner

                                             By: /s/ Jerald L. Kent
                                                 ------------------
                                                 Jerald L. Kent
                                                 Director, President and
                                                 Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of June 2001.


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