Form 10-Q
period 2001-06-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 2001-08-14
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30,2001
                                      -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

    Commission File Number                0-15706
                                    ------------------

                        Enstar Income Program IV-2, L.P.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Georgia                                     58-1648318
----------------------------------------               -----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)

        12405 Powerscourt Drive
           St. Louis, Missouri                                  63131
----------------------------------------               -----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including
area code:                                    (314) 965-0555
                                        --------------------------


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

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS


                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS


                                                              JUNE 30,        DECEMBER 31,
                                                               2001              2000 *
                                                             ---------        ----------
                                                            (UNAUDITED)

                           ASSETS
ASSETS:
   Cash                                                      $    21,000    $   111,700
   Prepaid expense                                                 1,900          1,900
   Deferred financing costs, net                                   5,000         12,500
                                                             -----------    -----------

                                                                  27,900        126,100
   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                            3,373,600      3,169,600
      Enstar Cable of Macoupin County                          1,376,300      1,265,400
                                                             -----------    -----------

                                                               4,749,900      4,435,000
                                                             -----------    -----------
                                                             $ 4,777,800    $ 4,561,100
                                                             ===========    ===========

             LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities                                       $    37,200    $    31,500
   Due to affiliates                                             445,300        259,100
                                                             -----------    -----------

                                                                 482,500        290,600
                                                             -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                              (40,000)       (40,300)
   Limited Partners                                            4,335,300      4,310,800
                                                             -----------    -----------

          TOTAL PARTNERSHIP CAPITAL                            4,295,300      4,270,500
                                                             -----------    -----------

                                                             $ 4,777,800    $ 4,561,100
                                                             ===========    ===========



        * Agrees with audited balance sheet included in the Partnership's
                          Annual Report on Form 10-K.

         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                             UNAUDITED
                                                     ----------------------
                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                     ----------------------
                                                        2001        2000
                                                     ---------    ---------

OPERATING EXPENSES:
   General and administrative expenses               $ (10,200)   $ (18,200)
   Amortization                                         (7,500)          --
                                                     ---------    ---------

                                                       (17,700)     (18,200)
                                                     ---------    ---------

OTHER INCOME (EXPENSE):
   Interest income                                          --        6,400
   Interest expense                                     (2,300)      (5,700)
                                                     ---------    ---------

                                                        (2,300)         700
                                                     ---------    ---------

LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES     (20,000)     (17,500)
                                                     ---------    ---------

EQUITY IN NET INCOME OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                      92,700      275,500
     Enstar Cable of Macoupin County                    49,800       65,300
                                                     ---------    ---------

                                                       142,500      340,800
                                                     ---------    ---------

NET INCOME                                           $ 122,500    $ 323,300
                                                     =========    =========

Net income allocated to General Partners             $   1,300    $   3,200
                                                     =========    =========

Net income allocated to Limited Partners             $ 121,200    $ 320,100
                                                     =========    =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $    3.04    $    8.03
                                                     =========    =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      39,848       39,848
                                                     =========    =========



         The accompanying notes are an integral part of these condensed financial statements.

                         ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                            UNAUDITED
                                                     ----------------------
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                     ----------------------
                                                        2001         2000
                                                     ---------    ---------
OPERATING EXPENSES:
   General and administrative expenses               $ (27,200)   $ (40,500)
   Amortization                                         (7,500)          --
                                                     ---------    ---------

                                                       (34,700)     (40,500)
                                                     ---------    ---------

OTHER INCOME (EXPENSE):
   Interest income                                          --        9,500
   Interest expense                                     (4,500)      (7,800)
                                                     ---------    ---------

                                                        (4,500)       1,700
                                                     ---------    ---------

LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES     (39,200)     (38,800)
                                                     ---------    ---------

EQUITY IN NET INCOME OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                     204,000      517,400
     Enstar Cable of Macoupin County                   110,900      111,500
                                                     ---------    ---------

                                                       314,900      628,900
                                                     ---------    ---------

NET INCOME                                           $ 275,700    $ 590,100
                                                     =========    =========

Net income allocated to General Partners             $   2,800    $   5,900
                                                     =========    =========

Net income allocated to Limited Partners             $ 272,900    $ 584,200
                                                     =========    =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $    6.85    $   14.66
                                                     =========    =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      39,849       39,849
                                                     =========    =========




         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          UNAUDITED
                                                   ----------------------
                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $ 275,700    $ 590,100
   Adjustments to reconcile net income to net
     cash from operating activities:
       Equity in net income of Joint Ventures       (314,900)    (628,900)
       Amortization of deferred loan costs             7,500        3,200
       Changes in:
         Prepaid expenses                                 --        1,000
         Accrued liabilities and due to
           affiliates                                191,900      532,400
                                                   ---------    ---------

             Net cash from operating activities      160,200      497,800
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                      --      138,100
                                                   ---------    ---------
             Net cash from investing activities           --      138,100
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                        (250,900)    (250,900)
   Deferred loan costs                                    --       (3,500)
                                                   ---------    ---------
              Net cash from financing activities    (250,900)    (254,400)
                                                   ---------    ---------


INCREASE (DECREASE) IN CASH                          (90,700)     381,500

CASH AT BEGINNING OF PERIOD                          111,700      283,800
                                                   ---------    ---------

CASH AT END OF PERIOD                              $  21,000    $ 665,300
                                                   =========    =========



         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income Program IV-2, L.P. (the "Partnership") as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively, the "Joint Ventures"), both Georgia general partnerships, of which the Partnership is a co-general partner, except that Enstar Cable of Macoupin County pays the Manager only a 4% management fee. The Joint Ventures' management fee expense to the Manager approximated $82,400 and $165,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Joint Ventures' management fee expense to the Manager approximated $85,900 and $172,200, respectively. In addition, Enstar Cable of Macoupin County is also required to distribute to ECC (which is also the corporate general partner of the Joint Ventures as well as of the Partnership) an amount equal to 1% of the Enstar Cable of Macoupin County Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of Enstar Cable of Macoupin County. Enstar Cable of Macoupin County's management fee expense to ECC approximated $4,700 and $9,400 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, Enstar Cable of Macoupin County's management fee expense to ECC approximated $5,000 and $10,000, respectively. No management fee is payable to the Manager by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

    The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Ventures reimburse the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Ventures for these costs approximated $265,100 and $516,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the total amount charged to Joint Ventures for these costs approximated $214,600 and $429,700, respectively.

    Substantially all programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on its actual costs. The Joint Ventures recorded programming fee expense of $400,500 and $800,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, programming fee expense was $282,100 and $671,500, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

    In the normal course of business, the Joint Ventures paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when amounts were outstanding under its revolving loan facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

4. EQUITY IN NET ASSETS OF JOINT VENTURES

    ENSTAR IV/PBD SYSTEMS VENTURE

    The Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) each own 50% of Enstar IV/PBD Systems Venture. Each shares equally in the profits and losses of the Enstar IV/PBD Systems Venture. The investment in the Enstar IV/PBD Systems Venture is accounted for on the equity method. Summarized financial information for the Enstar IV/PBD Systems Venture as of June 30, 2001 and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001 and 2000 follow. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

                                              JUNE 30,         DECEMBER 31,
                                                2001              2000 *
                                             ----------        ----------
                                            (UNAUDITED)

Current assets                               $2,149,300        $4,000,200
Investment in cable television
properties, net                               7,023,600         4,490,200
Other assets                                         --               500
                                             ----------        ----------

                                             $9,172,900        $8,490,900
                                             ==========        ==========

Current liabilities                          $2,425,700        $2,151,700
Venturers' capital                            6,747,200         6,339,200
                                             ----------        ----------

                                             $9,172,900        $8,490,900
                                             ==========        ==========


        *Agrees with audited balance sheet included in the Partnership's
                          Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                                                            UNAUDITED
                                                    --------------------------
                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                    --------------------------
                                                        2001           2000
                                                    -----------    -----------

REVENUES                                            $ 1,275,900    $ 1,320,100
                                                    -----------    -----------

OPERATING EXPENSES:
   Service costs                                        438,100        344,600
   General and administrative expenses                  150,700        151,300
   General partner management fees and reimbursed
     expenses                                           278,900        233,400
   Depreciation and amortization                        175,800         85,600
                                                    -----------    -----------

                                                      1,043,500        814,900
                                                    -----------    -----------

OPERATING INCOME                                        232,400        505,200

OTHER INCOME (EXPENSE):
   Interest income                                       30,700         47,900
   Interest expense                                          --         (2,300)
   Other expense                                        (77,600)            --
                                                    -----------    -----------

                                                        (46,900)        45,600
                                                    -----------    -----------

NET INCOME                                          $   185,500    $   550,800
                                                    ===========    ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                                                            UNAUDITED
                                                    --------------------------
                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                    --------------------------
                                                        2001           2000
                                                    -----------    -----------

REVENUES                                            $ 2,547,300    $ 2,647,400
                                                    -----------    -----------

OPERATING EXPENSES:
   Service costs                                        924,700        758,600
   General and administrative expenses                  291,600        310,900
   General partner management fees and reimbursed
     expenses                                           548,400        454,500
   Depreciation and amortization                        314,100        170,800
                                                    -----------    -----------

                                                      2,078,800      1,694,800
                                                    -----------    -----------

OPERATING INCOME                                        468,500        952,600

OTHER INCOME (EXPENSE):
   Interest income                                       57,900         88,300
   Interest expense                                          --         (6,100)
   Other expense                                       (118,400)            --
                                                    -----------    -----------

                                                        (60,500)        82,200
                                                    -----------    -----------

NET INCOME                                          $   408,000    $ 1,034,800
                                                    ===========    ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



ENSTAR CABLE OF MACOUPIN COUNTY

    The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) each own one-third of Enstar Cable of Macoupin County. Each of the co-partners share equally in the profits and losses of Enstar Cable of Macoupin County. The investment in Enstar Cable of Macoupin County is accounted for on the equity method. Summarized financial information for Enstar Cable of Macoupin County as of June 30, 2001 and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001, and 2000 follow. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

                                              JUNE 30,    DECEMBER 31,
                                                2001         2000 *
                                             ----------   ----------
                                            (UNAUDITED)

Current assets                               $3,012,600   $2,350,900
Investment in cable television
  properties, net                             1,500,200    1,587,800
Other assets                                         --          100
                                             ----------   ----------

                                             $4,512,800   $3,938,800
                                             ==========   ==========


Current liabilities                          $  383,900   $  142,600
Venturers' capital                            4,128,900    3,796,200
                                             ----------   ----------

                                             $4,512,800   $3,938,800
                                             ==========   ==========



        * Agrees with audited balance sheet included in the Partnership's
                          Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



                                                           UNAUDITED
                                                    ----------------------
                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                    ----------------------
                                                       2001         2000
                                                    ---------    ---------

REVENUES                                            $ 466,100    $ 497,200
                                                    ---------    ---------

OPERATING EXPENSES:
   Service costs                                      152,100      159,000
   General and administrative expenses                 54,600       39,100
   General partner management fees and reimbursed
     expenses                                          73,300       72,100
   Depreciation and amortization                       52,500       54,900
                                                    ---------    ---------

                                                      332,500      325,100
                                                    ---------    ---------

OPERATING INCOME                                      133,600      172,100

OTHER INCOME (EXPENSE):
   Interest income                                     34,000       25,900
   Interest expense                                        --       (2,000)
   Other expense                                      (18,300)          --
                                                    ---------    ---------

                                                       15,700       23,900
                                                    ---------    ---------

NET INCOME                                          $ 149,300    $ 196,000
                                                    =========    =========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



                                                          UNAUDITED
                                                    ----------------------
                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    ----------------------
                                                       2001         2000
                                                    ---------    ---------

REVENUES                                            $ 940,900    $ 995,700
                                                    ---------    ---------

OPERATING EXPENSES:
   Service costs                                      304,100      334,200
   General and administrative expenses                 91,800      101,400
   General partner management fees and reimbursed
     expenses                                         142,000      157,400
   Depreciation and amortization                      105,300      109,500
                                                    ---------    ---------

                                                      643,200      702,500
                                                    ---------    ---------

OPERATING INCOME                                      297,700      293,200

OTHER INCOME (EXPENSE):
   Interest income                                     53,300       45,800
   Interest expense                                        --       (4,500)
   Other expense                                      (18,300)          --
                                                    ---------    ---------

                                                       35,000       41,300
                                                    ---------    ---------

NET INCOME                                          $ 332,700    $ 334,500
                                                    =========    =========

5.  COMMITMENTS

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Gans II and Gans III Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6.  NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

7.  SUBSEQUENT EVENTS

    In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership's Joint Ventures and certain of its affiliates, including the Joint Venture's Macoupin, Illinois and Mt. Carmel, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

    In August 2001, in a separate event, the corporate general partner received a non-binding letter of intent to acquire the Poplar Bluff, Missouri cable systems of the PBD Joint Venture. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

RESULTS OF OPERATIONS

    THE PARTNERSHIP

    All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $250,900 to the partners during the six months ended June 30, 2001 and 2000. For the six months ended June 30, 2000 the Joint Ventures distributed $138,100 to the Partnership. No distributions were made from the Joint Ventures during 2001.

    THE ENSTAR IV/PBD SYSTEMS VENTURE

    The PBD Joint Venture's revenues decreased from $1,320,100 to $1,275,900, or 3.3%, and from $2,647,400 to $2,547,300, or 3.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic service customers, partially offset by an increase in the number of premium service customers. As of June 30, 2001 and 2000, the PBD Joint Venture had approximately 11,800 and 12,000 basic service customers, respectively, and 2,900 and 2,800 premium service customers, respectively.

    Service costs increased from $344,600 to $438,100, or 27.1%, and from $758,600 to $924,700, or 21.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were due to higher maintenance and other service costs incurred by the PBD Joint Venture, as compared to the corresponding period in 2000.

    Gross margin decreased from $975,500 to $837,800, or 14.1%, and from $1,888,800 to $1,622,600, or 14.1%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 73.9% to 65.7%, and from 71.3% to 63.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due primarily to the increase in service costs during 2001, coupled with the change in customer mix during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

    General and administrative expenses decreased from $151,300 to $150,700, or 0.4%, and $310,900 to $291,600, or 6.2%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to decreases in marketing expenses as a result of reduced advertising and promotion and an increase in the level of general and administrative services being provided and billed to us by Charter, as compared to the corresponding periods in 2000.

    General partner management fees and reimbursed expenses increased from $233,400 to $278,900, or 19.5%, and from $454,500 to $548,400, or 20.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As described above, Charter now performs certain management and operational functions formerly performed by the PBD Joint Venture. Therefore, the PBD Joint Venture has higher costs reimbursed to Charter and lower general and administrative expenses.

    Depreciation and amortization expense increased from $85,600 to $175,800, or 105.4%, and from $170,800 to $314,100, or 83.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, due to capital expenditures during 2000 and the six months ended June 30, 2001.

    Due to the factors described above, operating income decreased from $505,200 to $232,400, or 54.0%, and from $952,600 to $468,500, or 50.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, decreased from $45,600 to $30,700, or 32.7%, and from $82,200 to $57,900, or 29.6%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to lower average cash balances available for investment during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

    Other expenses of $77,600 and $118,400 during the three and six months ended June 30, 2001, respectively, represent expenses associated with the termination of the Agreements with Gans.

    Due to the factors described above, the PBD Joint Venture's net income decreased from $550,800 to $185,500, or 66.3%, and from $1,034,800 to $407,900, or 60.6%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on its experience in the cable television industry, the PBD Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,123,400 to $664,200, or 40.9%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 42.4% to 26.1% during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

    Together with the Macoupin Joint Venture, the PBD Joint Venture made no distributions to the Partnership for the three and six months ended June 30, 2001. Distributions from the Partnership to the partners totaled $125,200 and $250,900 for the three and six months ended June 30, 2001.

    ENSTAR CABLE OF MACOUPIN COUNTY

    The Macoupin Joint Venture's revenues decreased from $497,200 to $466,100, or 6.3%, and from $995,700 to $940,900, or 5.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of June 30, 2001 and 2000, the Macoupin Joint Venture had approximately 4,000 and 4,300 basic service customers, respectively, and 900 and 1,100 premium service customers, respectively.

    Service costs decreased from $159,000 to $152,100, or 4.3%, and from $334,200 to $304,100, or 9.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases were primarily due to the decline in customers.

    Gross margin decreased from $338,200 to $314,000, or 7.2%, and from $661,500 to $636,800, or 3.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 68.0% to 67.4% and increased from 66.4% to 67.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin and gross margin as a percentage of revenues for the three and six months ended June 30, 2001, were primarily due to the decline in number of customers described above.

    General and administrative expenses increased from $39,100 to $54,600, or 39.6%, and decreased from $101,400 to $91,800, or 9.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three months ended June 30, 2001 was due primarily to an increase in professional fees, as compared to the corresponding period in 2000. The decrease for the six months ended June 30, 2001 was due primarily to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to us by Charter, as compared to the corresponding period in 2000. The decrease was partially offset by increased professional fees.

    General partner management fees and reimbursed expenses increased from $72,100 to $73,300, or 1.7%, and decreased from $157,400 to $142,000, or 9.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by the

Macoupin Joint Venture. Therefore, we had higher costs reimbursed to Charter and lower service costs for the three months ended June 30, 2001. The decrease in the six months ended June 30, 2001 was primarily due to a decrease in the number of Charter regional level employees, partially offset by increases due to Charter performing additional functions on our behalf.

    Depreciation and amortization expense decreased from $54,900 to $52,500, or 4.4%, and from $109,500 to $105,300, or 3.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, due to a decrease in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during 2000 and first six months of 2001.

    Due to the factors described above, operating income decreased from $172,100 to $133,600, or 22.4%, and increased from $293,200 to $297,700, or 1.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, increased from $23,900 to $34,000, or 42.3%, and from $41,300 to $53,300, or 29.1%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to higher average cash balances available for investment during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

    Other expenses of $18,300 during the three and six months ended June 30, 2001, represents expenses associated with the termination of the Agreement with Gans.

    Due to the factors described above, the Macoupin Joint Venture's net income decreased from $196,000 to $149,300, or 23.8%, and from $334,500 to $332,700, or
0.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on its experience in the cable television industry, the Macoupin Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $402,700 to $384,700, or 4.5%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues increased from 40.4% to 40.9% during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

    Together with the PBD Joint Venture, the Macoupin Joint Venture made no distributions to the Partnership for the three and six months ended June 30, 2001. Distributions from the Partnership to the partners totaled $125,200 and $250,900 for the three and six months ended June 30, 2001.

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Gans II and Gans III Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

    In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership's Joint Ventures and certain of its affiliates, including the Joint Venture's Macoupin, Illinois and Mt. Carmel, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

    In August 2001, in a separate event, the corporate general partner received a non-binding letter of intent to acquire the Poplar Bluff, Missouri cable systems of the PBD Joint Venture. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

    The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1,100,000. In addition, the Joint Venture plans to upgrade its cable plant in Girard, Illinois at an estimated cost of $1,000,000, provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The PBD Joint Venture intends to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, at an estimated cost of approximately $1,300,000 and $6,200,000, respectively, provided franchise renewals are obtained and adequate funds are available. However, the franchise authority in Poplar Bluff has terminated negotiations to renew the franchise agreement with the city. Although the Mt. Carmel, Illinois franchise agreement is still under negotiation, the PBD Joint Venture anticipates that the franchise agreement will require completion of an upgrade within two years.

    The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the use of funds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly customer rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its customer numbers, financial condition and results of operations. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of June 30, 2001 there were approximately 4,600 and 1,100 basic service customers in the city of Poplar Bluff and Butler County, respectively, and 4,200 and 1,000 premium service customers in the city of Poplar Bluff and Butler County, respectively.

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

    The Partnership is party to a loan agreement with Enstar Finance Company, LLC, its primary lender and a subsidiary of Enstar Communications Corporation. The loan agreement provides for a revolving loan facility of $2,000,000. The Partnership currently has no borrowings outstanding under the loan facility. The Partnership pays a commitment fee of 0.5% to Enstar Finance Company, LLC on the unborrowed portion of its facility. The Partnership's facility matures on August 31, 2001, at which time any amounts then outstanding would be due in full. It is anticipated that the loan facility will not be extended or replaced. Cash generated by operations of the Joint
Ventures, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our present cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

    We believe it is critical for the Partnership to conserve cash to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate an increase in distributions to partners at this time.

    The Joint Ventures maintain insurance coverage for all of the cable television properties owned or managed by them to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Ventures.

    Approximately 84% of the Joint Ventures' customers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

    Operating activities of the Partnership provided $160,200 cash during the six months ended June 30, 2001, due primarily to an increase in amounts due to affiliates. Financing activities of the Partnership used $250,900 cash during the six months ended June 30, 2001, due primarily to distributions to partners.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           None.

                  (b)      REPORTS ON FORM 8-K

                           On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENSTAR INCOME PROGRAM IV-2, L.P.

                              a GEORGIA LIMITED PARTNERSHIP
                              ------------------------------------------------
                              (Registrant)

                              By:  ENSTAR COMMUNICATIONS CORPORATION
                                   General Partner

Date:  August 14, 2001        By:  /s/  Paul E. Martin
                                   --------------------
                                   Paul E. Martin, Vice President and Corporate
                                   Controller
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)