Form 10-Q
period 2001-09-30
ENSTAR INCOME PROGRAM IV-2 LP
filed 2001-11-13
CIK 783764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30,2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    --------------------

                       Commission File Number    0-15706
                                                 -------

                        Enstar Income Program IV-2, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Georgia                                             58-1648318
           -------                                             ----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

         12405 Powerscourt Drive,
           St. Louis, Missouri                                     63131
           -------------------                                     -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (314) 965-0555
                                                                --------------

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            CONDENSED BALANCE SHEETS



                                                        SEPTEMBER 30,       DECEMBER 31,
                                                           2001                2000 *
                                                        (UNAUDITED)
                       ASSETS

ASSETS:
   Cash                                                 $    15,800         $   111,700
   Prepaid expense                                               --               1,900
   Deferred financing costs, net                                 --              12,500
                                                        -----------         -----------

                                                             15,800             126,100

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                       3,469,900           3,169,600
      Enstar Cable of Macoupin County                     1,417,700           1,265,400
                                                        -----------         -----------

                                                          4,887,600           4,435,000
                                                        -----------         -----------
                                                        $ 4,903,400         $ 4,561,100
                                                        ===========         ===========

        LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities                                  $    42,500         $    31,500
   Due to affiliates                                        585,100             259,100
                                                        -----------         -----------

                                                            627,600             290,600
                                                        -----------         -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                         (40,300)            (40,300)
   Limited Partners                                       4,316,100           4,310,800
                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                       4,275,800           4,270,500
                                                        -----------         -----------

                                                        $ 4,903,400         $ 4,561,100
                                                        ===========         ===========

         * Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.



The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                             2001              2000
                                                             ----              ----
                                                                  (UNAUDITED)
OPERATING EXPENSES:
   General and administrative expenses                    $ (18,300)        $ (13,700)
   Amortization                                              (5,000)               --
                                                          ---------         ---------

                                                            (23,300)          (13,700)
                                                          ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                               --             8,600
   Interest expense                                          (3,500)           (2,200)
   Other expense                                             (4,500)               --
                                                          ---------         ---------

                                                             (8,000)            6,400
                                                          ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES          (31,300)           (7,300)
                                                          ---------         ---------

EQUITY IN NET INCOME OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                           96,300           183,600
     Enstar Cable of Macoupin County                         41,400            52,600
                                                          ---------         ---------

                                                            137,700           236,200
                                                          ---------         ---------

NET INCOME                                                $ 106,400         $ 228,900
                                                          =========         =========

Net income allocated to General Partners                  $   1,100         $   2,300
                                                          =========         =========

Net income allocated to Limited Partners                  $ 105,300         $ 226,600
                                                          =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                   $    2.64         $    5.69
                                                          =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                           39,848            39,848
                                                          =========         =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                             2001              2000
                                                             ----              ----
                                                                  (UNAUDITED)
OPERATING EXPENSES:
   General and administrative expenses                    $ (45,500)        $ (54,200)
   Amortization                                             (12,500)               --
                                                          ---------         ---------

                                                            (58,000)          (54,200)
                                                          ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                               --            18,100
   Interest expense                                          (8,000)          (10,000)
   Other expense                                             (4,500)               --
                                                          ---------         ---------

                                                            (12,500)            8,100
                                                          ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES          (70,500)          (46,100)
                                                          ---------         ---------

EQUITY IN NET INCOME OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                          300,300           701,000
     Enstar Cable of Macoupin County                        152,300           164,100
                                                          ---------         ---------

                                                            452,600           865,100
                                                          ---------         ---------

NET INCOME                                                $ 382,100         $ 819,000
                                                          =========         =========

Net income allocated to General Partners                  $   3,800         $   8,200
                                                          =========         =========

Net income allocated to Limited Partners                  $ 378,300         $ 810,800
                                                          =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                   $    9.49         $   20.35
                                                          =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                           39,848            39,848
                                                          =========         =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                          2001              2000
                                                          ----              ----
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 382,100         $ 819,000
   Adjustments to reconcile net income to net
     cash from operating activities:
       Equity in net income of Joint Ventures           (452,600)         (865,100)
       Amortization of deferred loan costs                12,500             3,400
       Changes in:
         Prepaid expenses                                  1,900             1,000
         Accrued liabilities and due to affiliates       337,000           544,400
                                                       ---------         ---------


             Net cash from operating activities          280,900           502,700
                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                          --           138,000
                                                       ---------         ---------

             Net cash from investing activities               --           138,000
                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                            (376,800)         (376,100)
   Deferred loan costs                                        --            (3,400)
                                                       ---------         ---------

              Net cash from financing activities        (376,800)         (379,500)
                                                       ---------         ---------



INCREASE (DECREASE) IN CASH                              (95,900)          261,200

CASH AT BEGINNING OF PERIOD                              111,700           283,800
                                                       ---------         ---------

CASH AT END OF PERIOD                                  $  15,800         $ 545,000
                                                       =========         =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program IV-2, L.P. (the "Partnership") as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively, the "Joint Ventures"), both Georgia general partnerships, of which the Partnership is a co-general partner, except that Enstar Cable of Macoupin County pays the Manager only a 4% management fee. The Joint Ventures' management fee expense to the Manager approximated $84,600 and $86,900 for the three months ended September 30, 2001 and 2000, respectively, and $249,600 and $259,100 for the nine months ended September 30, 2001 and 2000, respectively. In addition, Enstar Cable of Macoupin County is also required to distribute to ECC an amount equal to 1% of the Enstar Cable of Macoupin County Joint Venture's gross revenues. Enstar Cable of Macoupin County's management fee expense to ECC approximated $4,700 and $5,000 for the three months ended September 30, 2001 and 2000, respectively and $14,100 and $14,900 for the nine months ended September 30, 2001 and 2000, respectively. No management fee is payable to the Manager by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

     The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Ventures reimburse the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Ventures for these costs approximated $301,000 and $283,000 for the three months ended September 30, 2001 and 2000, respectively and $817,000 and $712,800 for the nine months ended September 30, 2001 and 2000, respectively.

     Substantially all programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on its actual costs. The Joint Ventures recorded programming fee expense of $396,400 and $400,000 for the three months ended September 30, 2001 and 2000, respectively, and $1,196,400 and $1,071,500 for the nine months ended September 30, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

     In the normal course of business, the Joint Ventures paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when amounts were outstanding under its revolving loan facility and paid a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility. The facility matured on August 31, 2001 and any amounts outstanding under the facility were paid in full.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

4.   EQUITY IN NET ASSETS OF JOINT VENTURES

     ENSTAR IV/PBD SYSTEMS VENTURE

     The Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.) each own 50% of Enstar IV/PBD Systems Venture. Each shares equally in the profits and losses of the Enstar IV/PBD Systems Venture. The investment in the Enstar IV/PBD Systems Venture is accounted for on the equity method. Summarized financial information for the Enstar IV/PBD Systems Venture as of September 30, 2001 and December 31, 2000, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 follow. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     2001             2000 *
                                                     ----             ------
                                                  (UNAUDITED)
Current assets                                    $  671,900        $4,000,200
Investment in cable television properties, net     8,060,600         4,490,200
Other assets                                              --               500
                                                  ----------        ----------

                                                  $8,732,500        $8,490,900
                                                  ==========        ==========

Current liabilities                               $1,792,700        $2,151,700
Venturers' capital                                 6,939,800         6,339,200
                                                  ----------        ----------

                                                  $8,732,500        $8,490,900
                                                  ==========        ==========

*Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                     2001              2000
                                                                     ----              ----
                                                                          (UNAUDITED)
REVENUES                                                          $1,317,900        $ 1,340,600
                                                                  ----------        -----------

OPERATING EXPENSES:
   Service costs                                                     382,600            461,100
   General and administrative expenses                               208,300            188,600
   General partner management fees and reimbursed expenses           311,900            291,100
   Depreciation and amortization                                     234,000             87,300
                                                                  ----------        -----------

                                                                   1,136,800          1,028,100
                                                                  ----------        -----------

OPERATING INCOME                                                     181,100            312,500

OTHER INCOME (EXPENSE):
   Interest income                                                     4,000             56,500
   Interest expense                                                       --             (1,900)
   Other income                                                        7,500                 --
                                                                  ----------        -----------

                                                                      11,500             54,600
                                                                  ----------        -----------

NET INCOME                                                        $  192,600        $   367,100
                                                                  ==========        ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                    2001                2000
                                                                    ----                ----
                                                                           (UNAUDITED)
REVENUES                                                         $ 3,865,200         $ 3,988,000
                                                                 -----------         -----------

OPERATING EXPENSES:
   Service costs                                                   1,307,300           1,219,700
   General and administrative expenses                               499,900             499,500
   General partner management fees and reimbursed expenses           860,300             745,600
   Depreciation and amortization                                     548,100             258,100
                                                                 -----------         -----------

                                                                   3,215,600           2,722,900
                                                                 -----------         -----------

OPERATING INCOME                                                     649,600           1,265,100

OTHER INCOME (EXPENSE):
   Interest income                                                    61,900             144,800
   Interest expense                                                       --              (8,000)
   Other expense                                                    (110,900)                 --
                                                                 -----------         -----------

                                                                     (49,000)            136,800
                                                                 -----------         -----------

NET INCOME                                                       $   600,600         $ 1,401,900
                                                                 ===========         ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


ENSTAR CABLE OF MACOUPIN COUNTY

     The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) each own one-third of Enstar Cable of Macoupin County. Each of the co-partners share equally in the profits and losses of Enstar Cable of Macoupin County. The investment in Enstar Cable of Macoupin County is accounted for on the equity method. Summarized financial information for Enstar Cable of Macoupin County as of September 30, 2001 and December 31, 2000, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 follow. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2001              2000 *
                                                     ----              ------
                                                  (UNAUDITED)
  Current assets                                    $2,814,800        $2,350,900
  Investment in cable television properties, net     1,739,200         1,587,800
  Other assets                                              --               100
                                                    ----------        ----------

                                                    $4,554,000        $3,938,800
                                                    ==========        ==========

  Current liabilities                               $  300,900        $  142,600
  Venturers' capital                                 4,253,100         3,796,200
                                                    ----------        ----------

                                                    $4,554,000        $3,938,800
                                                    ==========        ==========


* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                        -------------
                                                                     2001             2000
                                                                     ----             ----
                                                                         (UNAUDITED)
REVENUES                                                          $ 467,600         $ 497,100
                                                                  ---------         ---------

OPERATING EXPENSES:
   Service costs                                                    162,500           173,300
   General and administrative expenses                               69,800            42,900
   General partner management fees and reimbursed expenses           78,400            83,800
   Depreciation and amortization                                     54,500            60,100
                                                                  ---------         ---------

                                                                    365,200           360,100
                                                                  ---------         ---------

OPERATING INCOME                                                    102,400           137,000

OTHER INCOME (EXPENSE):
   Interest income                                                   19,100            21,600
   Interest expense                                                    (300)             (900)
   Other income                                                       3,000                --
                                                                  ---------         ---------

                                                                     21,800            20,700
                                                                  ---------         ---------

NET INCOME                                                        $ 124,200         $ 157,700
                                                                  =========         =========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                            -------------
                                                                      2001                2000
                                                                      ----                ----
                                                                            (UNAUDITED)
REVENUES                                                          $ 1,408,500         $ 1,492,800
                                                                  -----------         -----------

OPERATING EXPENSES:
   Service costs                                                      466,600             507,500
   General and administrative expenses                                161,600             144,300
   General partner management fees and reimbursed expenses            220,400             241,200
   Depreciation and amortization                                      159,800             169,600
                                                                  -----------         -----------

                                                                    1,008,400           1,062,600
                                                                  -----------         -----------

OPERATING INCOME                                                      400,100             430,200

OTHER INCOME (EXPENSE):
   Interest income                                                     72,400              67,400
   Interest expense                                                      (300)             (5,400)
   Other expense                                                      (15,300)                 --
                                                                  -----------         -----------

                                                                       56,800              62,000
                                                                  -----------         -----------

NET INCOME                                                        $   456,900         $   492,200
                                                                  ===========         ===========

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


5.   PROPOSED SALES TRANSACTIONS

     The Joint Ventures, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans II Agreement provided for Gans to acquire the Joint Ventures' Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Gans Selling Partnerships. In addition, on September 29, 2000, Enstar IV/PBD Systems Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri.

     Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans II and Gans III Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell certain assets and liabilities of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter for an aggregate purchase price of $63.0 million exceeded those of all other bidders. The net assets to be sold under the Illinois Agreement include the Partnership's joint ventures' cable systems in and around Mount Carmel of the PBD Joint Venture, and Auburn, Carlinville, and Girard, Illinois of the Macoupin Joint Venture for a total purchase price of $14.4 million. Proceeds to the Partnership will be $5.7 million and will be used for transaction costs, general working capital purposes, capital expenditures and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

     In addition, the Partnership, together with its affiliate, Enstar Income Program VI-1, L.P. (collectively, the "Poplar Bluff Partnerships"), entered into an asset purchase agreement (the "Poplar Bluff Agreement"), dated September 4, 2001, with the City of Poplar Bluff, Missouri, to sell certain assets and liabilities of the Poplar Bluff, Missouri cable system of the their joint venture for a total purchase price of $8.0 million. Proceeds from the sale to the Partnership will be $4.0 million and will be used for transaction costs, general working capital purposes, capital expenditures and distributions to partners. The sale is subject to approval by a majority of the holders of the outstanding units of the Poplar Bluff Partnerships, and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

6.   NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership or Joint Ventures.

     Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


immediately subject to the provisions of SFAS No. 142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred by the PBD Joint Venture during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $1,200 and $3,200, respectively. The estimated amortization costs incurred by the Macoupin Joint Venture during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $2,900 and $8,600, respectively.

     Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership or Joint Ventures.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership and Joint Ventures are currently in process of assessing the future impact of adoption of SFAS No. 144.

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

     All of the our cable television business operations are conducted through participation as a partner with a 50% and a one-third interest in Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and Enstar Cable of Macoupin County (the "Macoupin Joint Venture"), (collectively, the "Joint Ventures"), respectively. Our participation in the Joint Ventures is equal to our affiliated partner (Enstar Income Program IV-1, L.P.) of the PBD Joint Venture, and partners (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) of the Macoupin Joint Venture, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, the financial condition and results of operations of the Partnership are significantly impacted by the matters of the Joint Ventures. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

     THE PARTNERSHIP

     All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $376,800 and $376,100 to the partners during the nine months ended September 30, 2001 and September 30, 2000, respectively. For the nine months ended September 30, 2000 the Joint Ventures distributed $138,000 to the Partnership. No distributions were made from the Joint Ventures during 2001.

     THE ENSTAR IV/PBD SYSTEMS VENTURE

     The PBD Joint Venture's revenues decreased from $1,340,600 to $1,317,900, or 1.7%, and from $3,988,000 to $3,865,200, or 3.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of September 30, 2001 and 2000, the PBD Joint Venture had approximately 11,500 and 12,100 basic service customers, respectively, and 2,700 and 3,800 premium service customers, respectively.

     Service costs decreased from $461,100 to $382,600, or 17.0%, and increased from $1,219,700 to $1,307,300, or 7.2%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the three months ended September 30, 2001 is primarily due to the decline in customers coupled with an increase in capitalized labor costs associated with the rebuild and upgrade of the Poplar Bluff system, as compared to the corresponding period in 2000. The increase for the nine months ended September 30, 2001 is primarily due to discounted programming costs incurred in 2000, coupled with higher maintenance costs incurred in 2001.

     Gross margin increased from $879,500 to $935,300, or 6.3%, and decreased from $2,768,300 to $2,557,900, or 7.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin increased from 65.6% to 71.0%, and decreased from 69.4% to 66.2%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Gross margin and gross margin as a percentage of revenue increased during the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to a more significant decrease in service costs than in revenue due to the factors discussed above. Gross margin and gross margin as a percentage of revenue decreased during the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to a more significant increase in service costs than in revenue due to the factors described above.

     General and administrative expenses increased from $188,600 to $208,300, or 10.4%, and from $499,500 to $499,900, or less than 1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to increases in professional fees and marketing expenses as a result of increased advertising and promotion.

     General partner management fees and reimbursed expenses increased from $291,100 to $311,900, or 7.1%, and from $745,600 to $860,300, or 15.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to an increase in the cost of general and administrative services being provided and billed to us by Charter, as compared to the corresponding periods in 2000. Charter now performs certain management and operational functions formerly performed by the PBD Joint Venture. Therefore, the PBD Joint Venture has higher costs reimbursed to Charter.

     Depreciation and amortization expense increased from $87,300 to $234,000, or 168.0%, and from $258,100 to $548,100, or 112.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, due to capital expenditures during 2000 and the nine months ended September 30, 2001.

     Due to the factors described above, operating income decreased from $312,500 to $181,100, or 42.0%, and from $1,265,100 to $649,600, or 48.7%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Interest income, net of interest expense, decreased from $54,600 to $4,000, or 92.7%, and from $136,800 to $61,900, or 54.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to lower average cash balances available for investment during the first nine months of 2001, as compared to the corresponding periods in 2000 and the expiration of the loan on August 31, 2001.

     Other income of $7,500 and other expense of $110,900 during the three and nine months ended September 30, 2001, respectively, represents costs and other income associated with the termination of the Agreements with Gans.

     Due to the factors described above, the PBD Joint Venture's net income decreased from $367,100 to $192,600, or 47.5%, and from $1,401,900 to $600,600, or 57.2%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Based on its experience in the cable television industry, the PBD Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,523,200 to $1,086,800, or 28.7%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 38.2% to 28.1% during the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

     Together with the Macoupin Joint Venture, the PBD Joint Venture made no distributions to the Partnership for the three and nine months ended September 30, 2001. Distributions from the Partnership to the partners totaled $125,900 and $376,800 for the three and nine months ended September 30, 2001.

     ENSTAR CABLE OF MACOUPIN COUNTY

     The Macoupin Joint Venture's revenues decreased from $497,100 to $467,600 or 5.9%, and from $1,492,800 to $1,408,500, or 5.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of September 30, 2001 and 2000, the Macoupin Joint Venture had approximately 4,000 and 4,300 basic service customers, respectively, and 1,000 and 1,500 premium service customers, respectively.

     Service costs decreased from $173,300 to $162,500, or 6.2%, and from $507,500 to $466,600, or 8.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases were primarily due to the decline in customers coupled with a decrease in the number of system employees.

     Gross margin decreased from $323,800 to $305,100, or 5.8%, and from $985,300 to $941,900, or 4.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin increased from 65.1% to 65.2% and from 66.0% to 66.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin for the three and nine months ended September 30, 2001, were primarily due to the decline in number of customers described above. The increases in gross margin as a percentage of revenues for the three and nine months ended September 30, 2001, were primarily due to a more significant decrease in service costs than in revenue due to the factors described above.

     General and administrative expenses increased from $42,900 to $69,800, or 62.7%, and from $144,300 to $161,600, or 12.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three and nine months ended September 30, 2001 was due primarily to an increase in professional fees, as compared to the corresponding period in 2000.

     General partner management fees and reimbursed expenses decreased from $83,800 to $78,400, or 6.4%, and from $241,200 to $220,400, or 8.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease for the three and nine months ended September 30, 2001 was primarily due to a decrease in administrative activities provided by the corporate general partner on our behalf.

     Depreciation and amortization expense decreased from $60,100 to $54,500, or 9.3%, and from $169,600 to $159,800, or 5.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, due to a decrease in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during 2000 and the nine months ended September 30, 2001.

     Due to the factors described above, operating income decreased from $137,000 to $102,400, or 25.2%, and from $430,200 to $400,100, or 7.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Interest income, net of interest expense, decreased from $20,700 to $18,800, or 9.2%, and increased from $62,000 to $72,100, or 16.3%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease was primarily due to lower average cash balances available for investment during the three months ended September 30, 2001 as compared to the corresponding period in 2000 coupled with the expiration of the loan on August 31, 2001, while the increase during the nine months ended September 30, 2001 as compared to the corresponding period in 2000 was primarily due to higher average cash balances available for investment.

     Other income of $3,000 and other expense of $15,300 during the three and nine months ended September 30, 2001, respectively, represents costs and other income associated with the termination of the Agreements with Gans.

     Due to the factors described above, the Macoupin Joint Venture's net income decreased from $157,700 to $124,200, or 21.2%, and from $492,200 to $456,900, or
7.2%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Based on its experience in the cable television industry, the Macoupin Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $599,800 to $544,600, or 9.2%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 40.2% to 38.7% during the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

     Together with the PBD Joint Venture, the Macoupin Joint Venture made no distributions to the Partnership for the three and nine months ended September 30, 2001. Distributions from the Partnership to the partners totaled $125,900 and $376,800 for the three and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective is to distribute to our partners all available cash flow from the Joint Ventures' operations and proceeds from the sale of the Joint Ventures' cable television systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

     Operating activities of the Partnership provided $280,900 and $502,700 cash during the nine months ended September 30, 2001 and 2000, respectively, due primarily to an increase in accrued liabilities and amounts due to affiliates. Investing activities of the Partnership provided $0 and $138,000 cash during the nine months ended September 30, 2001 and 2000, respectively, due primarily to distributions from Joint Ventures. Financing activities of the Partnership used $376,800 and $379,500, respectively, due primarily to distributions to partners.

INVESTING ACTIVITIES

     The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1,000,000. The upgrade should be completed in December 2001. In addition, the Joint Venture plans to upgrade its cable plant in Girard, Illinois at an estimated cost of $1,000,000, provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The PBD Joint Venture intends to upgrade its Mt. Carmel, Illinois and intended to upgrade its Poplar Bluff, Missouri cable systems provided franchise renewals were obtained and adequate funds are available. The cable system upgrade in Mt. Carmel, Illinois is expected to begin in 2002 at an estimated cost of approximately $1,300,000. The cable system upgrade in Poplar Bluff, Missouri was estimated to cost approximately $6,300,000 and was approximately 97% complete when upgrade efforts were terminated due to the sale of the system to the city of Poplar Bluff.

FINANCING ACTIVITIES

     The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation. The loan agreement provided for a revolving loan facility of $2,000,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of the Joint Ventures, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our present cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

     We believe it is critical for the Partnership to conserve cash to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate an increase in distributions to partners at this time.

PROPOSED SALES TRANSACTIONS

     The Joint Ventures, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the Joint Ventures' Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Gans Selling Partnerships. In addition, on September 29, 2000, Enstar IV/PBD Systems Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri.

     Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans II and Gans III Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell certain assets and liabilities of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter for an aggregate purchase price of $63.0 million exceeded those of all other bidders. The net assets to be sold under the Illinois Agreement include the Partnership's joint ventures' cable systems in and around Mount Carmel of the PBD Joint Venture, and Auburn, Carlinville, and Girard, Illinois of the Macoupin Joint Venture for a total purchase price of $14.4 million. Proceeds to the Partnership will be $5.7 million and will be used for transaction costs, general working capital purposes, capital expenditures and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

     In addition, the Partnership, together with its affiliate, Enstar Income Program VI-1, L.P. (collectively, the "Poplar Bluff Partnerships"), entered into an asset purchase agreement (the "Poplar Bluff Agreement"), dated September 4, 2001, with the City of Poplar Bluff, Missouri, to sell certain assets and liabilities of the Poplar Bluff, Missouri cable system of the their joint venture for a total purchase price of $8.0 million. Proceeds from the sale to the Partnership will be $4.0 million and will be used for transaction costs, general working capital purposes, capital expenditures and distributions to partners. The sale is subject to approval by a majority of the holders of the outstanding units of the Poplar Bluff Partnerships, and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

CERTAIN TRENDS AND UNCERTAINTIES

     The franchise agreement with the city of Poplar Bluff expired in 1997. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of September 30, 2001 there were approximately 4,400 and 1,100 basic service customers in the city of Poplar Bluff and Butler County, respectively, and 1,100 and 300 premium service customers in the city of Poplar Bluff and Butler County, respectively.

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

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership or Joint Ventures.

     Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred by the PBD Joint Venture during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $1,200 and $3,200, respectively. The estimated amortization costs incurred by the Macoupin Joint Venture during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $2,900 and $8,600, respectively.

     Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership or Joint Ventures.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership and Joint Ventures are currently in process of assessing the future impact of adoption of SFAS No. 144.

OTHER EVENTS

     Effective October 30, 2001, Carl E. Vogel was appointed to replace Steven
A. Schumm as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

     Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Partnership's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and our ability to obtain financing at reasonable rates, if at all. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Partnership's physical facilities. Terrorism and the related events may have other adverse effects on the Partnership, in ways that cannot be presently predicted.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               None.

          (b)  REPORTS ON FORM 8-K

               On September 13, 2001, the Registrant filed a current report on Form 8-K to announce its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

               On October 9, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerry Kent, President and Chief Executive Officer of Charter Communications, Inc. Effective concurrently with Mr. Kent's resignation, Steven A. Schumm, Executive Vice President and Assistant to the President, will serve as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

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

                                      By:  ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner

Date:  November 13, 2001              By:  /s/  Paul E. Martin
                                           ------------------------------------
                                           Paul E. Martin, Vice President and
                                           Corporate Controller
                                           (Principal Financial Officer for
                                           Partnership Matters)