Form 10-K405
period 2001-12-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 2002-03-29
CIK 783764

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission File Number: 000-15706

                        ENSTAR INCOME PROGRAM IV-2, L.P.
     __________________________________________________________________________

             (Exact name of registrant as specified in its charter)

                Georgia                                           58-1648318
     _______________________________                      ______________________
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

         12405 Powerscourt Drive
           St. Louis, Missouri                                       63131
     _______________________________                       _____________________

(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:             (314) 965-0555
Securities registered pursuant to Section 12(b) of the Act:          None
Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of each exchange
                        Title of each class                 on which registered
                        -------------------                 -------------------

               Units of Limited Partnership Interest               None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: All of the registrant's 39,848 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.
===============================================================================

                   The Exhibit Index is located at Page E-1.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I                                                     Page
                                                                                                ----

Item 1.       Business......................................................................       3
Item 2.       Properties....................................................................      20
Item 3.       Legal Proceedings.............................................................      20
Item 4.       Submission of Matters to a Vote of Security Holders...........................      20

                                     PART II

Item 5.       Market for the Registrant's Equity Securities and Related Security Holder
              Matters.......................................................................      21
Item 6.       Selected Financial Data.......................................................      22
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................      25
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk....................      34
Item 8.       Financial Statements and Supplementary Data...................................      35
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure......................................................      35

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant............................      36
Item 11.      Executive Compensation........................................................      39
Item 12.      Security Ownership of Certain Beneficial Owners and Management................      40
Item 13.      Certain Relationships and Related Transactions................................      40

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............      43
Signatures    ..............................................................................      44





This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income Program IV-2, L.P.

                                     PART I

Item 1. BUSINESS

Introduction

     Enstar Income Program IV-2, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership and operation of cable television systems. The Joint Ventures serve approximately 14,200 basic customers at December 31, 2001 in and around the cities of Carlinville, Auburn, Girard and Mt. Carmel, Illinois and Dexter and Poplar Bluff, Missouri.

     All of our cable television business operations are conducted through the Partnership's participation as a co-general partner in both Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and Enstar Cable of Macoupin County (the "Macoupin Joint Venture") (collectively the "Joint Ventures"), the other general partners of which are also cable television limited partnerships sponsored by the General Partners of the Partnership. The Joint Ventures were formed in order to enable each of their partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of their financial resources. Because all of our operations are conducted through our participation in the Joint Ventures, much of the discussion in this report relates to the Joint Ventures and their activities. References to the Partnership include the Joint Ventures where appropriate.

     The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert
T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2001, the Corporate General Partner managed cable television systems serving approximately 68,500 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. (also called Charter), the nation's fourth largest cable operator, serving approximately seven million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

Proposed Sale of Assets

     On August 29, 2001, the Partnership entered into an asset purchase agreement, together with its affiliates, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-3, L.P., providing for the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,359,700 ($2,258 per customer acquired), the Partnership's one-third share of which is approximately $3,119,900, and, together with Enstar IV-1, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $5,080,600 ($2,258 per customer acquired), the Partnership's one-half share of which is approximately $2,540,300 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Joint Venture's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved, the PBD Joint Venture will present the results of its Illinois systems as discontinued operations. The financial statements of the Macoupin Joint Venture continue to be reported on a going concern basis. If the sale is approved in accordance with the terms of the purchase agreement, the Macoupin Joint Venture will immediately change to a liquidation basis of accounting.

     In addition, the Partnership, together with Enstar IV-1, entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 ($1,302 per customer acquired) (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of Enstar IV-1. On March 21, 2002, the asset purchase agreement closed. Beginning March 21, 2002, the PBD Joint Venture will present the results of the Poplar Bluff headend as discontinued operations. The Charter Sale and Poplar Bluff Sale are anticipated to result in a post-closing aggregate distribution of approximately $176 per partnership unit, prior to applicable taxes.

     The proposed Charter Sale and the recently closed Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

     As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Joint Ventures, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans II Agreement provided for Gans to acquire the Joint Ventures' Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Gans Selling Partnerships. In addition, on September 29, 2000, Enstar IV/PBD Systems Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri. Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreements.

     Following termination of the Gans Agreements, the broker once again attempted to market Illinois systems of affiliated partnerships, including the Joint Venture's systems. As a result of a "sealed-bid" auction process, six bids were received for the affiliated partnerships Illinois systems, including those of the Joint Ventures, and the bid submitted by certain affiliates of the Corporate General Partner was the highest, exceeding the next highest bid by 25%. Following this second sale process, the Partnership entered into the asset purchase agreement for the Charter Sale.

     In the case of the Poplar Bluff system, the only offer received was from the City of Poplar Bluff for a total sale price for the Poplar Bluff franchise area of $8,000,000 (or $1,302 per customer acquired).

Continued Operation of the Dexter Headend

     The PBD Joint Venture's Dexter, Missouri headend is not included in either the Charter Sale or Poplar Bluff Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner continues to seek potential purchasers for that headend using an independent broker. However, the Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

Description of the Joint Ventures' Systems

     The table below sets forth certain operating statistics for the Joint Ventures' cable systems as of December 31, 2001.


                                                                                          Average
                                                                                          Monthly
                                                               Premium                    Revenue
                          Homes       Basic         Basic      Service      Premium       Per Basic
        System Name     Passed(1)   Customers  Penetration(2)  Units(3)  Penetration(4)  Customer(5)
        -----------     ---------   ---------  --------------  --------  --------------  -----------


Enstar IV/PBD Systems
  Venture:

Dexter, MO(6)              15,609       8,171      52.3%        1,625         19.9%       $41.42

Mt. Carmel, IL              3,327       2,139      64.3%          555         25.9%       $40.01
                           ------       -----                   -----

Total                      18,936      10,310      54.4%        2,180         21.1%       $41.13
                           ======      ======                  ======

Enstar Cable of
  Macoupin County:

Macoupin, IL                6,749       3,904      57.8%        1,069         27.4%       $40.08
                            =====       =====                   =====



     (1) Homes passed refers to estimates by the Joint Ventures of the approximate number of dwelling units in a particular community that can be connected to our cable systems without any further extension of principal transmission lines. Estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

     (2) Basic penetration represents basic customers as a percentage of homes passed by cable transmission lines.

     (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

     (4) Premium penetration represents premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

     (5) Average monthly revenue per basic customer has been computed based on revenue for the year ended December 31, 2001, divided by twelve months, divided by the actual number of basic customers at the end of the year.

     (6) Includes 4,458 basic customers and related assets sold on March 21, 2002 in Poplar Bluff Sale.

Services, Marketing and Prices

     The Joint Venture's cable television systems offer customers various levels of cable services consisting of:

     o Broadcast television signals of local network, independent and educational stations;

     o a limited number of television signals originating from distant cities, such as WGN;

     o various satellite delivered, non-broadcast channels, such as CNN, MTV, The USA Network, ESPN, TNT, and The Disney Channel;

     o programming originated locally by the cable television system, such as public, educational and government access programs; and

     o digital systems delivered over a hybrid fiber and satellite delivered system .

     For an extra monthly charge, our cable television systems also offer premium television services to their customers. These services, such as HBO and Showtime, are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Regulation and Legislation."

     In October 2001, we began offering customers digital services through a hybrid system that delivers traditional cable television services through the terrestrial cable plant and digital service through a satellite dish mounted at the customer's home. This hybrid digital package includes a digital set top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, a menu of pay per view channels and at least thirty additional digital channels. Certain digital packages also offer customers one or more premium channels with "multiplexes." Multiplexes give customers access to several different versions of the same premium channels which are varied as to time of broadcast (such as east and west coast time slots) or programming content and theme (such as westerns and romance).

     A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for our cable television systems. In addition to customer revenues, our cable television systems receive revenues from the sale of available advertising spots on advertiser-supported programming and also offer to our customers home shopping services, which pay the Joint Ventures a share of revenues from sales of products to our customers, in addition to paying us a separate fee in return for carrying their shopping service.

     Our marketing strategy is to provide added value to increasing levels of subscription services through packaging. In addition to the basic service package, customers in substantially all of our cable television systems may purchase additional unregulated packages of satellite-delivered services and premium services. Our service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. We employ a variety of marketing techniques to attract new customers.. We employ radio and local newspaper advertising, and door-to-door selling to market our services. In some cable television systems, we offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

     Rates for services also vary from market to market and according to the type of services selected. Under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), most cable television systems are subject to rate regulation of the basic service tier, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of our cable television systems not deemed to be subject to effective competition under the Federal Communications Commission's ("FCC") definition. Currently, none of our cable television systems are subject to effective competition. See "Regulation and Legislation."

     At December 31, 2001, the Joint Ventures' monthly rates for basic cable service for residential customers, including certain discounted prices, ranged from $20.15 to $23.50 and our premium price was $11.95, excluding special promotions offered periodically in conjunction with the Joint Ventures' marketing programs. A one-time installation fee, which the Joint Ventures may wholly or partially waive during a promotional period, is usually charged to new customers. The Joint Ventures charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Joint Ventures offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

Programming

     We purchase basic and premium programming for our systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

     Our cable programming costs have increased in recent years due to additional programming being provided to basic customers. In addition, we are facing higher costs to carry local broadcast channels under retransmission carriage agreements. Programming costs have increased in the past, and are expected to continue to increase due to increased costs to produce or purchase cable programming (generally with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors.

Cable System and Technology

     A cable television system receives television, radio and data signals at the system's headend site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service. The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. Our current policy is to utilize fiber optic technology where applicable in rebuild projects which we undertake. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

     In calendar year 2001, the PBD Joint Venture completed the upgrade of its cable system served by the Poplar Bluff headend (31% of the Partnership's cable plant) to 750 megahertz, offering up to 110 channels. The total cost for this rebuild was approximately $6.3 million, including approximately $4.1 million in 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The technical standard for this upgrade incorporates the use of fiber optic technology to enable future channels of analog service as well as new digital services, although additional electronics are necessary to activate two-way capability. The system architecture permits the introduction of high-speed data transmission/Internet access and telephony services in the future after incurring incremental capital expenditures related to these services.

     The four remaining headends, Carlinville, Girard and Mt. Carmel, Illinois and Dexter, Missouri, cover approximately 69% of the Partnership's cable plant. The Carlinville headend has been upgraded to 750 megahertz and the cable plant in Carlinville and Auburn franchise areas have been upgraded to 860 megahertz, although additional electronics and equipment are necessary at the headends to activate two-way capability. The Dexter and Mt. Carmel headends operate at 300-330 megahertz and are limited to 36-40 channels. These headends have no available channel capacity to accommodate the addition of new channels or to provide pay-per-view offerings to customers. The Partnership's capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Partnership's systems.

     Significant capital would be required for a full plant and head-end upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The estimated cost of upgrading the Joint Venture's systems to two-way capability in order to be able to offer high-speed internet service from all the headends, as well as to increase channel capacity and allow additional video services at the Carlinville, Girard, Mt. Carmel and Dexter headends, would be approximately $5.8 million (for an upgrade to 550 megahertz (MHz) capacity) to $6.8 million (for an upgrade to 870 MHz capacity).

Customer Service and Community Relations

     We place a strong emphasis on customer service and community relations and believe that success in these areas is critical to our business. We have developed and implemented a wide range of internal training programs for employees, including our regional managers, that focus on our operations and employee interaction with customers. The effectiveness of our training programs relating to employees' interaction with customers is monitored on an ongoing basis. We are also committed to fostering strong community relations in the towns and cities we serve. We support many local charities and community causes in various ways, including marketing promotions to raise money and supplies for persons in need, and in-kind donations that include production services and free air-time on major cable networks. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

Franchises

     As of December 31, 2001, the Joint Ventures' systems operated pursuant to a total of 11 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

     Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied the franchising authority may acquire ownership of the system or effect a transfer of the system to another person, the operator generally is entitled to the fair market value for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically we have been able to renew our franchises without incurring significant costs, we cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition.

     Under the 1996 Telecommunications Act ("1996 Telecom Act"), state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose "competitively neutral" requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator's cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services.

     We believe our relations with the franchising authorities under which our systems are operated are generally good. Substantially all of the material franchises relating to our systems which are eligible for renewal have been renewed or extended at or prior to their stated expiration dates.

     PBD Joint Venture

     As of December 31, 2001, the PBD Joint Venture operated cable systems in four franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the PBD Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     The following table groups the franchises of the PBD Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic customers for each group as of December 31, 2001:

                                         Number of      Percentage of
       Year of            Number of        Basic           Basic
Franchise Expiration      Franchises     Customers       Customers
--------------------      ----------     ---------       ---------

Prior to 2003                    1          8,171           79.3%
2003 - 2007                     --             --             --
2008 and after                   3          2,139           20.7%
                            ------         ------          -----

Total                            4         10,310          100.0%
                            ======         ======          =====

     As of December 31, 2001, franchise agreements have expired in one of the PBD Joint Venture's franchise areas which serves approximately 500 basic customers. The PBD Joint Venture continues to serve these customers while it is in negotiations to renew the franchise agreement and continues to pay franchise fees to the franchise authority. The PBD Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions, such as unincorporated communities, for which the PBD Joint Venture believes no franchise is necessary. In the aggregate, approximately 1,900 customers, comprising approximately 18.4% of the PBD Joint Venture's customers, are served by unfranchised portions of such systems. The PBD Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with its franchising authorities.

     Macoupin Joint Venture

     As of December 31, 2001, the Macoupin Joint Venture operated cable systems in seven franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Macoupin Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     The following table groups the franchises of the Macoupin Joint Venture's cable television system by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic customers for each group as of December 31, 2001:



                                                    Number of     Percentage of
           Year of                Number of          Basic           Basic
    Franchise Expiration          Franchises        Customers      Customers
    --------------------          ----------        ---------      ---------

       Prior to 2003                      2          1,312           33.6%
       2003-2007                          3          1,449           37.1%
       2008 and after                     2          1,143           29.3%
                                      -----          -----          -----

       Total                              7          3,904          100.0%
                                      =====          =====          =====



     As of December 31, 2001, franchise agreements have expired in two of the Macoupin Joint Venture's franchise areas which serve approximately 850 basic customers. The Macoupin Joint Venture continues to serve these customers while it is in negotiations to renew the franchise agreements and continues to pay franchise fees to the franchise authorities. The Macoupin Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with its franchising authorities.

Competition

     We face competition in the areas of price, products and services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

     Through business developments such as the merger of Tele-Communications, Inc. and AT&T and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings. They also encourage consolidation in the cable industry, such as the proposed merger of AT&T Broadband with Comcast Corp., the largest and third largest cable providers in the country, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

     Our key competitors include:

     DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 17 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system.

     DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and they faced mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets. The DBS industry initiated a judicial challenge to the 2002 requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the requirement (similar to the one applicable to cable systems) is unconstitutional. The federal district court and circuit court both rejected the DBS industry's constitutional challenge, but the industry is now seeking review by the U.S. Supreme Court.

     In October 2001, EchoStar and DirecTV, the two largest DBS providers in the country, announced EchoStar's planned merger with DirecTV, subject to, among other things, regulatory approval. If approved by regulators and consummated, the proposed merger would provide expanded transmission capacity for a single company serving more than 17 million customers. It is unclear what impact the consolidation of these two companies will have on the competition we face from the DBS industry. EchoStar and DirecTV have announced, however, that the merger would afford the surviving entity sufficient capacity to expand the carriage of local broadcast programming to every U.S. television market.

     DSL. The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds greater than available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Several telephone companies and other companies offer DSL service. There are bills now before Congress that would reduce regulation of Internet services offered by incumbent telephone companies, and the FCC recently initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. The FCC's decisions and policies in this area are subject to change. We cannot predict the likelihood of success of the Internet access services offered by our competitors, or the impact on our business and operations of these competitive ventures.

     DSL and other forms of high-speed Internet access provide competition to our own provision of Internet access. For example, EchoStar and DirecTV have both begun the provision of high-speed Internet access to residential consumers. High-speed Internet access also facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improve, video streaming may compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

     Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the FCC will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

     Traditional Overbuilds. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2001, the Partnership and Joint Ventures are unaware of any overbuild situations in its cable systems.

     Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecommunications Act ("1996 Telecom Act"), which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

     Several telephone companies have obtained or are seeking cable franchises from local governmental authorities and are constructing cable systems. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the FCC or through wireless technology. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. Although enthusiasm on the part of local exchange carriers appears to have waned in recent months, the entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

     The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

     Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

     Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The FCC ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this FCC policy.

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

Regulation and Legislation

     The following summary addresses the key regulatory developments and legislation affecting the cable industry.

     The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

     The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

     Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law defines "effective competition" on a community-specific basis as requiring satisfaction of certain conditions. These conditions are not typically satisfied in the current marketplace; hence, most cable systems potentially are subject to rate regulation. However, with the rapid growth of DBS, it is likely that additional cable systems will soon qualify for "effective competition" and thereby avoid further rate regulation.

     Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service - the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

     As of December 31, 2001, approximately 9% of our local franchising authorities were certified to regulate basic tier rates. Because the 1992 Cable Act permits communities to certify and regulate rates at any time, it is possible that additional localities served by the systems may choose to certify and regulate basic rates in the future.

     For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the FCC that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

     With regard to cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, the FCC historically administered rate regulation of these tiers. Under the 1996 Telecom Act, however, the FCC's authority to regulate cable programming service tier rates expired on March 31, 1999. The FCC still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. As of December 31, 2001, we had no cable programming service tier rate complaints pending at the FCC. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility.

     Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which expires in October 2002. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

     Cable entry into telecommunications will be affected by the rulings and regulations implementing the 1996 Telecom Act, including the rules governing interconnection. A cable operator offering telecommunications services generally needs efficient interconnection with other telephone companies to provide a viable service. A number of details designed to facilitate interconnection are subject to ongoing regulatory and judicial review, but the basic obligation of incumbent telephone companies to interconnect with competitors, such as cable companies offering telephone service, is well established. Even so, the economic viability of different interconnection arrangements can be greatly affected by regulatory changes. Consequently, we cannot predict whether reasonable interconnection terms will be available in any particular market we may choose to enter.

     Internet Service. Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators to provide non-discriminatory access to unaffiliated Internet service providers and online service providers. Several local franchising authorities actually adopted mandatory "open access" requirements, but various federal courts have rejected each of these actions, relying on different legal theories.

     In March 2002, the FCC ruled that cable modem service (that is, the provision of high speed internet access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This classification should leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. Indeed, the FCC tentatively concluded that revenue earned from the provision of cable service is not subject to local cable franchise fee assessments. With regard to the open access question, the FCC specifically held that, regardless of classification, regulatory forbearance should now apply.

     The full consequences of classifying cable modem service as an interstate information service are not yet fully known. The FCC is already considering whether providers of cable modem service should contribute to the federal government's universal service fund. This contribution could more than offset the savings associated with excluding cable modem service from local franchise fee assessments. The FCC also initiated a rulemaking proceeding to determine whether its jurisdiction over information services still might warrant imposition of open access requirements in the future. Finally, the information services classification itself is likely to be subject to judicial review. If regulators ultimately were allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing Internet service.

     Telephone Company Entry into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods.

     Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the FCC revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

     Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

     Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

     Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals recently struck down this remaining cross-ownership prohibition, concluding that the FCC had failed to explain why its continuation was "necessary" in the public interest. In the same decision, the Court struck down another FCC regulation precluding any entity from operating broadcast television stations serving more than 35% of the nation. If these rulings withstand further administrative and judicial review, they may trigger additional consolidation among domestic media companies.

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the FCC adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the FCC had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. As a result, an existing divestiture requirement on AT&T was suspended. The FCC is now considering replacement regulations. These ownership restrictions may be affected by the proposed merger of EchoStar and DirecTV and the proposed merger of AT&T Broadband and Comcast Cable. These recently announced transactions involve the nation's two largest DBS providers and the nation's largest and third largest cable operators. The proposed combinations might prompt additional consolidation in the cable industry and are likely to heighten regulatory concerns regarding industry consolidation. Although any resulting restrictions could be limited to the particular entities involved, it is also possible that the restrictions would apply to other cable operators, including us.

     Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The FCC is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of the primary video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

     Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The FCC rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

     Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition is scheduled to expire in October 2002, unless the FCC determines in a pending proceeding that an extension is necessary to protect competition and diversity. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially-delivered programming (especially regional sports networks) to the program access requirements. Terrestrially-delivered programming is programming delivered other than by satellite and is currently exempt from the ban on exclusivity. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

     Inside Wiring; Subscriber Access. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed terminating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This FCC ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

     Other Regulations of the Federal Communications Commission. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

     o subscriber privacy,

     o programming practices, including, among other things,

          (1) blackouts of programming offered by a distant broadcast signal carried on a cable system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

          (2)  local sports blackouts,

          (3)  indecent programming,

          (4)  lottery programming,

          (5)  political programming,

          (6)  sponsorship identification,

          (7)  children's programming advertisements, and

          (8)  closed captioning,

     o registration of cable systems and facilities licensing,

     o maintenance of various records and public inspection files,

     o aeronautical frequency usage,

     o lockbox availability,

     o antenna structure notification,

     o tower marking and lighting,

     o consumer protection and customer service standards,

     o technical standards,

     o equal employment opportunity,

     o consumer electronics equipment compatibility, and

     o emergency alert systems.

     The FCC ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000.


     Additional Regulatory Policies May Be Added in the Future. The FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

     Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

     State and Local Regulation. Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

     The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states are considering the imposition of new broadly applied telecommunications taxes.

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

     Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the FCC tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements nor should the revenue derived from such service be subject to local franchise fee assessments.

Employees

     The various personnel required to operate the Joint Ventures' businesses are employed by the Joint Ventures, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2001, the PBD Joint Venture had 14 employees, the cost of which is charged directly to the PBD Joint Venture. The Macoupin Joint Venture had no employees. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Joint Ventures for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Partnership and Enstar Cable Corporation (the "Management Agreement"). Other personnel required to operate the Joint Ventures' business are employed by affiliates of the Corporate General Partner. The cost of such employment is allocated and charged to the Joint Ventures. The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

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

Item 3. LEGAL PROCEEDINGS

     We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters will not have a material adverse impact on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

Liquidity

     While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 923 as of December 31, 2001. In addition to restrictions on the transferability of units described in our Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

Distributions

     The amended Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

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

     The policy of the Corporate General Partner, although not recognized by the terms of the partnership agreement, is to cause the Partnership to make cash distributions on a quarterly basis throughout the operational life of the Partnership, assuming the availability of sufficient cash flow from the Joint Venture operations. The amount of such distributions, if any, will vary from quarter to quarter depending upon the Joint Venture's results of operations and the Corporate General Partner's determination of whether otherwise available funds are needed for the Joint Venture's ongoing working capital and liquidity requirements.

     The Partnership began making periodic cash distributions to Limited Partners from operations during 1986 and distributed $498,100 ($12.50 per unit) in each of 2001, 2000 and 1999. The distributions were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow distributions received by the Partnership from the Joint Ventures. The Partnership will continue to determine its ability to pay distributions on a quarter-by-quarter basis. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Our ability to pay distributions and the actual amount of any such distributions paid depends on a number of factors, including the amount of cash flow from operations, provision for contingent liabilities, availability of financing, regulatory or legislative developments governing the cable television industry and sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. SELECTED FINANCIAL DATA

     The table below presents selected financial data of the Partnership, Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County for the five years ended December 31, 2001. This data should be read in conjunction with the Partnership's and Joint Ventures' financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I. THE PARTNERSHIP




                                                                                  Year Ended December 31,
                                                        ---------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                                  2001             2000            1999             1998           1997
                                                           ----             ----            ----             ----           ----

Operating expenses                                      $   (75,200)    $   (91,300)    $   (36,800)    $   (30,600)    $   (39,200)
Interest income                                                --            24,100          11,100          13,200          24,800
Interest expense                                             (8,000)         (8,100)        (34,400)        (36,400)       (108,800)
Other expense                                                (4,600)         (7,700)           --              --              --
Equity in net income of Enstar IV/PBD Systems
   Venture                                                  345,800         850,000         920,800       1,039,500       1,001,100
Equity in net income of Enstar Cable of
   Macoupin County                                          194,500         223,000         237,200         207,100         131,900
                                                        -----------     -----------     -----------     -----------     -----------

Net income                                              $   452,500     $   990,000     $ 1,097,900     $ 1,192,800     $ 1,009,800
                                                        ===========     ===========     ===========     ===========     ===========

Distributions to partners                               $   503,100     $   503,100     $   503,100     $   503,100     $   503,100
                                                        ===========     ===========     ===========     ===========     ===========

Per unit of limited partnership interest:

   Net income                                           $     11.24     $     24.60     $     27.28     $     29.64     $     25.09
                                                        ===========     ===========     ===========     ===========     ===========

   Distributions                                        $     12.50     $     12.50     $     12.50     $     12.50     $     12.50
                                                        ===========     ===========     ===========     ===========     ===========

OTHER OPERATING DATA

Net cash from operating activities                      $  (128,000)    $   196,600     $   (46,900)    $   (47,800)    $   (90,300)
Net cash from investing activities                          600,000         138,000         568,500         460,200       1,380,000
Net cash from financing activities                         (503,100)       (506,700)       (503,100)       (504,900)     (1,551,200)





                                                                                    As of December 31,
                                                        ---------------------------------------------------------------------------

BALANCE SHEET DATA                                         2001             2000            1999             1998           1997
                                                           ----             ----            ----             ----           ----

Total assets                                            $ 4,455,900     $ 4,561,100     $ 3,808,400     $ 3,213,400     $ 2,530,200
General Partners' deficit                                   (40,800)        (40,300)        (45,200)        (51,200)        (58,100)
Limited Partners' capital                               $ 4,260,700     $ 4,310,800     $ 3,828,800     $ 3,240,000     $ 2,557,200


II. ENSTAR IV/PBD SYSTEMS VENTURE


                                                                                Year Ended December 31,
                                                  ----------------------------------------------------------------------------------
 OPERATIONS STATEMENT DATA                             2001             2000              1999             1998            1997
                                                       ----             ----              ----             ----            ----

   Revenues                                        $ 5,088,300      $ 5,349,500      $ 5,485,400      $ 5,589,000       $ 5,584,600
   Operating expenses                               (3,530,100)      (3,446,800)      (3,257,600)      (3,152,000)       (3,210,100)
   Depreciation and amortization                      (818,300)        (375,900)        (494,100)        (449,700)         (475,500)
                                                   -----------      -----------      -----------      -----------       -----------

   Operating income                                    739,900        1,526,800        1,733,700        1,987,300         1,899,000

   Interest income                                      62,600          205,200          107,900           88,000           103,200
   Gain on sale of cable assets                           --               --               --              3,700              --
   Other expense                                      (110,900)         (32,000)            --               --                --
                                                   -----------      -----------      -----------      -----------       -----------

   Net income                                      $   691,600      $ 1,700,000      $ 1,841,600      $ 2,079,000       $ 2,002,200
                                                   ===========      ===========      ===========      ===========       ===========

   Distributions to venturers                                $      $   150,000      $ 1,067,000      $   895,400       $ 2,710,000
                                                   ===========      ===========      ===========      ===========       ===========

OTHER OPERATING DATA

   Net cash from operating activities              $   918,000      $ 3,845,100      $ 1,879,600      $ 2,517,400       $ 2,644,200
   Net cash from investing activities               (4,139,700)      (3,091,400)        (587,700)        (349,000)         (255,800)
   Net cash from financing activities                     --           (150,000)      (1,067,000)        (895,400)       (2,710,000)
   EBITDA (1)  (Unaudited)                           1,447,300        1,870,700        2,227,800        2,437,000         2,374,500
   EBITDA as a percentage of revenues
      (Unaudited)                                         28.4%            35.0%            40.6%            43.6%             42.5%
   Capital expenditures                            $ 4,138,600      $ 3,091,400      $   580,800      $   326,300       $   215,600



                                                                                   As of December 31,
                                                  ----------------------------------------------------------------------------------
BALANCE SHEET DATA                                     2001             2000              1999             1998              1997
                                                       ----             ----              ----             ----              ----

   Total assets                                   $8,409,600        $8,490,900        $5,215,900        $4,736,900        $3,558,400
   Venturers' capital                             $7,030,800        $6,339,200        $4,789,200        $4,014,600        $2,831,000


III. ENSTAR CABLE OF MACOUPIN COUNTY


                                                                                Year Ended December 31,
                                                   ---------------------------------------------------------------------------------
  OPERATIONS STATEMENT DATA                             2001           2000              1999             1998              1997
                                                        ----           ----              ----             ----              ----

   Revenues                                        $ 1,877,900      $ 1,979,600      $ 1,993,600      $ 2,003,000      $ 1,975,900
   Operating expenses                               (1,135,100)      (1,201,500)      (1,113,700)      (1,060,500)      (1,020,900)
   Depreciation and amortization                      (226,300)        (222,900)        (217,800)        (344,500)        (575,400)
                                                   -----------      -----------      -----------      -----------      -----------

   Operating income                                    516,500          555,200          662,100          598,000          379,600

   Interest income                                      82,400          116,600           49,500           23,300           16,100
   Other expense                                       (15,400)          (2,800)            --               --               --
                                                   -----------      -----------      -----------      -----------      -----------
   Net income                                      $   583,500      $   669,000      $   711,600      $   621,300      $   395,700
                                                   ===========      ===========      ===========      ===========      ===========

   Distributions to venturers                      $ 1,800,000      $   189,000      $   105,000      $    37,500      $    75,000
                                                   ===========      ===========      ===========      ===========      ===========

OTHER OPERATING DATA

   Net cash from operating activities              $ 1,364,500      $   833,100      $   737,700      $ 1,010,200      $   838,000
   Net cash from investing activities                 (899,800)         (79,400)        (232,700)        (205,100)        (689,400)
   Net cash from financing activities               (1,800,000)        (189,000)        (105,000)         (37,500)         (75,000)
   EBITDA(1) (Unaudited)                               727,400          775,300          879,900          942,500          955,000
   EBITDA as a percentage of revenues
      (Unaudited)                                         38.7%            39.2%            44.1%            47.1%            48.3%
   Capital expenditures                                898,600           77,400          196,400          170,900          677,900



                                                                                        As of December 31,
                                                   ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                    2001             2000             1999             1998             1997
                                                      ----             ----             ----             ----             ----

Total assets                                       $3,219,100       $3,938,800       $3,538,900       $3,053,500       $2,564,000
Venturers' capital                                 $2,579,700       $3,796,200       $3,316,200       $2,709,600       $2,125,800



     (1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. Based on their experience in the cable television industry, the Joint Ventures believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and premium service tiers and customer premises equipment leased by customers. Compliance with those rate regulations has had a negative impact on our revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

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

     All of the Partnership's cable television business operations are conducted through its participation as a General Partner in both the PBD Joint Venture and the Macoupin Joint Venture. The Partnership has a 50% interest in the PBD Joint Venture and a one-third interest in the Macoupin Joint Venture. The PBD Joint Venture is owned equally by the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P.). The Macoupin Joint Venture is owned equally by the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.). The Partnership participates in the Joint Ventures equally with its co-partners, based on its proportionate interest, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration and a separate discussion of "Results of Operations" is provided for each entity.

RESULTS OF OPERATIONS

     The Partnership

     All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. The Joint Ventures distributed $600,000, $138,000 and $568,500 to us, representing our pro rata share of the cash flow distributed from the Joint Ventures' respective operations, during 2001, 2000, and 1999, respectively. We distributed $503,100 to our partners in each of 2001, 2000, and 1999.

     Interest income decreased $24,100 from $24,100 to $0, or 100.0%, for the year ended December 31, 2001 compared to 2000, and increased $13,000 from $11,100 to $24,100 or 117.1%, for the year ended December 31, 2000 compared to 1999. The decrease in 2001 compared to 2000 was primarily due to a decrease in average cash balances available for investment during the year. The increase in 2000 compared to 1999 was primarily due to higher average cash balances available for investment during the year.

     Interest expense decreased $100 from $8,100 to $8,000, or 1.2%, for the year ended December 31, 2001 compared to 2000, and $26,300 from $34,400 to $8,100, or 76.5%, for the year ended December 31, 2000 compared to 1999. The decrease in 2001 compared to 2000 was primarily due to the termination of the loan agreement in August 2001. The decrease in 2000 compared to 1999 was primarily due to the reclassification of certain bank charges from interest expense to general and administrative expense. See "Liquidity and Capital Resources".

     Other expense of $4,600 and $7,700 for the years ended December 31, 2001 and 2000, respectively, represents legal and proxy costs associated with the proposed sale of the Partnership's assets.

     Operating activities used $324,600 more cash during 2001 than in 2000. Changes in prepaid expenses and liabilities owed to affiliates and third-party creditors used $319,500 more cash in 2001 due to differences in the timing of payments. Investing activities provided $462,000 more cash during 2001 than in 2000 due to an increase in distributions from the Joint Ventures. Financing activities used $3,600 less cash during 2001 than 2000 due to a decrease in payments of deferred loan costs related to the Partnership's loan facility.

     Operating activities provided $243,500 more cash during 2000 than in 1999. Changes in prepaid expenses and liabilities owed to affiliates and third-party creditors provided $266,200 more cash in 2000 due to differences in the timing of payments. Investing activities provided $430,500 less cash in 2000 than in 1999 due to a decrease in distributions from the Joint Ventures. Financing activities used $3,600 more cash in financing activities during 2000 than in 1999, primarily due to payments of deferred loan costs related to the Partnership's loan facility.

     The PBD Joint Venture

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The Joint Venture's revenues decreased $261,200 from $5,349,500 to $5,088,300, or 4.9%, for the year ended December 31, 2001 as compared to 2000. The decrease was due to a decline in the number of basic and premium service customers. As of December 31, 2001 and 2000, the PBD Joint Venture had approximately 10,300 and 12,400 basic service customers, respectively, and 2,200 and 3,500 premium service customers, respectively.

     The Joint Venture reimbursed the Corporate General Partner and affiliates for service costs and general and administrative expenses based on actual costs incurred on behalf of the Joint Venture. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased $83,300, or 2.4%, from $3,446,800 to $3,530,100 for the year ended December 31,
2001 as compared to 2000.

     Service costs increased $7,400 from $1,705,500 to $1,712,900, or less than one percent, for the year ended December 31, 2001 as compared to 2000. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in programming costs as a result of higher rates.

     General and administrative expenses decreased $68,200 from $723,000 to $654,800, or 9.4%, for the year ended December 31, 2001 as compared to 2000, primarily due to a decrease in professional fees.

     General partner management fees and reimbursed expenses increased $144,100 from $1,018,300 to $1,162,400, or 14.2%, for the year ended December 31, 2001 as compared to 2000. The increase was primarily due to an increase in the level of such services being provided and billed to the Joint Venture by Charter.

     Depreciation and amortization expense increased $442,400 from $375,900 to $818,300, or 117.7%, for the year ended December 31, 2001 as compared to 2000, due to capital expenditures during 2000 and 2001.

     Due to the factors described above, the Joint Venture's operating income decreased $786,900 from $1,526,800 to $739,900, or 51.5%, for the year ended
December 31, 2001 as compared to 2000.

     Interest income decreased $142,600 from $205,200 to $62,600, or 69.5%, for the year ended December 31, 2001 as compared to 2000. The decrease was primarily due to lower average cash balances available for investment as a result of the Joint Venture's capital expenditures.

     Other expense increased $78,900 from $32,000 to $110,900, or 246.6%, for the year ended December 31, 2001 as compared to 2000. Other expense represents legal and proxy costs associated with the proposed sales of the Joint Venture's assets.

     Due to the factors described above, the Joint Venture's net income decreased $1,008,400 from $1,700,000 to $691,600, or 59.3%, for the year ended
December 31, 2001 as compared to 2000.

     Based on its experience in the cable television industry, the Joint Venture believes that earnings before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA decreased $423,400 from $1,870,700 to $1,447,300, or 22.6%. EBITDA as a percentage of revenues decreased 6.6% from 35.0% during 2000 to 28.4% in 2001. The decrease was primarily due to costs associated with the proposed sale of the Joint Venture's assets.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The Joint Venture's revenues decreased $135,900 from $5,485,400 to $5,349,500, or 2.5%, for the year ended December 31, 2000 as compared to 1999. Of the decrease, $244,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $16,800 was due to a decrease in other revenue producing items. These decreases were partially offset by a $125,700 increase due to increases in regulated prices that were implemented by the Joint Venture in 2000. As of December 31, 2000 and 1999, the Joint Venture had approximately 12,400 and 12,600 basic customers and 3,500 and 3,100 premium service units, respectively.

     Effective with the acquisition of the Corporate General Partner and certain affiliates by Charter on November 12, 1999, certain activities previously performed by the Joint Venture and expensed through service cost and general and administrative expenses have been either eliminated by Charter, or have been performed by Charter and then been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased $189,200, or 5.8%, from $3,257,600 to $3,446,800 for the year ended December 31, 2000 as compared to 1999.

     Service costs decreased $140,800 from $1,846,300 to $1,705,500, or 7.6%, for the year ended December 31, 2000 as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as described above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in customers.

     General and administrative expenses decreased $135,600 from $858,600 to $723,000, or 15.8%, for the year ended December 31, 2000 as compared to 1999. As described above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us recording more reimbursable costs and lower service costs and general and administrative expenses.

     General partner management fees and reimbursed expenses increased $465,600 from $552,700 to $1,018,300, or 84.2%, for the year ended December 31, 2000 as compared to 1999. As described above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us recording more reimbursable costs and lower service costs and general and administrative expenses.

     Depreciation and amortization expense decreased $118,200 from $494,100 to $375,900, or 23.9%, for the year ended December 31, 2000 as compared to 1999, due to certain tangible assets becoming fully depreciated.

     Due to the factors described above, the Joint Venture's operating income decreased $206,900 from $1,733,700 to $1,526,800, or 11.9%, for the year ended
December 31, 2000 as compared to 1999.

     Interest income increased $97,300 from $107,900 to $205,200, or 90.2%, for the year ended December 31, 2000 as compared to 1999. The increase was primarily due to higher average cash balances available for investment and to the reclassification of certain bank charges from interest expense to general and administrative expense.

     Other expense of $32,000 for the year ended December 31, 2000 consisted of legal and proxy costs associated with the proposed sale of the Joint Venture's assets.

     Due to the factors described above, the Joint Venture's net income decreased $141,600 from $1,841,600 to $1,700,000, or 7.7%, for the year ended
December 31, 2000 as compared to 1999.

     Based on its experience in the cable television industry, the Joint Venture believes that earnings before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA decreased $357,100 from $2,227,800 to $1,870,700, or 16.0%. EBITDA as a percentage of revenues decreased 5.6% from 40.6% during 1999 to 35.0% in 2000.

     Distributions by the PBD Joint Venture

     The PBD Joint Venture distributed $0, $150,000 and $1,067,000 equally between its two partners during 2001, 2000, and 1999, respectively.

     The Macoupin Joint Venture

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The Joint Venture's revenues decreased $101,700 from $1,979,600 to $1,877,900, or 5.1%, for the year ended December 31, 2001 as compared to 2000. The decrease was due to a decline in basic and premium service customers. As of December 31, 2001 and 2000, the Joint Venture had approximately 3,900 and 4,500 basic customers, respectively, and 1,100 and 1,300 premium service units, respectively.

     The Joint Venture reimbursed the Corporate General Partner and affiliates for service costs and general and administrative expenses based on actual costs incurred on behalf of the Joint Venture. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased $66,400, or 5.5%, from $1,201,500 to $1,135,100 for the year ended December 31, 2001 as compared to 2000.

     Service costs decreased $49,700 from $669,500 to $619,800, or 7.4%, for the year ended December 31, 2001 as compared to 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to a decrease in personnel costs coupled with a decrease in copyrights and franchise fees due to a decrease in revenues.

     General and administrative expenses decreased $2,900 from $218,100 to $215,200, or 1.3%, for the year ended December 31, 2001 as compared to 2000. The increase was due to an increase in bad debt expense, an increase in costs associated with customer billings and an increase in property and casualty insurance in 2001.

     General partner management fees and reimbursed expenses decreased $13,800 from $313,900 to $300,100, or 4.4%, for the year ended December 31, 2001 as compared to 2000. General partner management fees decreased primarily due to a decrease in administrative activities provided by Charter on the Joint Venture's behalf. General partner management fees also decreased in direct relation to decreased revenues as discussed above.

     Depreciation and amortization expense increased $3,400 from $222,900 to $226,300, or 1.5%, for the year ended December 31, 2001 as compared to 2000, due to capital expenditures in 2000 and 2001.

     Due to the factors described above, the Joint Venture's operating income decreased $38,700 from $555,200 to $516,500, or 7.0%, for the year ended December 31, 2001 as compared to 2000.

     Interest income decreased $34,200 from $116,600 to $82,400, or 29.3%, for the year ended December 31, 2001 compared to 2000. The decrease was primarily due to lower average cash balances available for investment during the year.

     Other expense increased $12,600 from $2,800 to $15,400, or 450.0%, for the year ended December 31, 2001 as compared to 2000. Other expense represents legal and proxy costs associated with the proposed sales of the Joint Venture's assets.

     Due to the factors described above, the Joint Venture's net income decreased $85,500 from $669,000 to $583,500, or 12.8%, for the year ended December 31, 2001 as compared to 2000.

     Based on its experience in the cable television industry, the Joint Venture believes that earnings before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA decreased $47,900 from $775,300 to $727,400, or 6.2%. EBITDA as a percentage of revenues decreased 0.5% from 39.2% in 2000 to 38.7% in 2001.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The Joint Venture's revenues decreased $14,000 from $1,993,600 to $1,979,600, or less than 1.0%, for the year ended December 31, 2000 as compared to 1999. Of the decrease, $98,400 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $10,400 was due to a decrease in other revenue producing items. These decreases were partially offset by a $94,800 increase due to increases in regulated prices that were implemented by the Joint Venture in 1999. As of December 31, 2000 and 1999, the Joint Venture had approximately 4,500 and 4,700 basic customers and 1,300 and 1,100 premium service units, respectively.

     Effective with the acquisition of the Corporate General Partner and certain affiliates by Charter on November 12, 1999, certain activities previously performed by the Joint Venture and expensed through service cost and general and administrative expenses have been either eliminated by Charter, or have been performed by Charter and then been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased $87,800, or 7.9%, from $1,113,700 to $1,201,500 for the year ended December 31, 2000 as compared to 1999.

     Service costs increased $5,200 from $664,300 to $669,500, or less than 1%, for the year ended December 31, 2000 as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as described above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in customers.

     General and administrative expenses increased $59,900 from $158,200 to $218,100, or 37.9%, for the year ended December 31, 2000 as compared to 1999. The increase was due to an increase in bad debt expense and in costs associated with customer billings.

     General partner management fees and reimbursed expenses increased $22,700 from $291,200 to $313,900, or 7.8%, for the year ended December 31, 2000 as compared to 1999. As described above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us recording more reimbursable costs and lower service costs and general and administrative expenses.

     Depreciation and amortization expense increased $5,100 from $217,800 to $222,900, or 2.3%, for the year ended December 31, 2000 as compared to 1999, due to an increase in capital expenditures for cable system upgrades.

     Due to the factors described above, the Joint Venture's operating income decreased $106,900 from $662,100 to $555,200, or by 16.1%, for the year ended December 31, 2000 as compared to 1999.

     Interest income, net of interest expense, increased $67,100 from $49,500 to $116,600, or 135.6%, for the year ended December 31, 2000 as compared to 1999. The increase was primarily due to higher average cash balances available for investment and the reclassification of certain bank charges from interest expense to general and administrative expense.

     Other expense of $2,800 for the year ended December 31, 2000 consisted of legal and proxy costs associated with the proposed sale of the Joint Venture's assets.

     Due to the factors described above, the Joint Venture's net income decreased $42,600 from $711,600 to $669,000, or 6.0%, for the year ended December 31, 2000 as compared to 1999.

     Based on its experience in the cable television industry, the Joint Venture believes that earnings before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with

GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA decreased $104,600 from $879,900 to $775,300, or 11.9%. EBITDA as a percentage of revenues decreased 4.9% from 44.1% in 1999 to 39.2% in 2000.

     Distributions by the Macoupin Joint Venture

     The Macoupin Joint Venture distributed $1,800,000, $189,000 and $105,000 equally among its three partners in 2001, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective, having invested our net offering proceeds in the Joint Ventures, is to distribute to our partners distributions of cash flow received from the Joint Ventures' operations and proceeds from the sale of the Joint Ventures' cable television systems, if any, after providing for expenses, debt service and any planned capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

     We believe that cash generated by operations of the Joint Ventures will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2002 and beyond. At this time, the Joint Ventures do not anticipate making significant additional upgrades to cable plant or headend electronics because of the contemplated sale of assets. See "Results of Operations" for discussion regarding cash from operating, investing and financing activities.

PROPOSED SALE OF ASSETS

     On August 29, 2001, the Partnership entered into an asset purchase agreement, together with its affiliates, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-3, L.P., providing for the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,359,700 ($2,258 per customer acquired), the Partnership's one-third share of which is approximately $3,119,900, and, together with Enstar IV-1, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $5,080,600 ($2,258 per customer acquired), the Partnership's one-half share of which is approximately $2,540,300 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Joint Venture's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved, the PBD Joint Venture will present the results of its Illinois systems as discontinued operations. The financial statements of the Macoupin Joint Venture continue to be reported on a going concern basis. If the sale is approved in accordance with the terms of the purchase agreement, the Macoupin Joint Venture will immediately change to a liquidation basis of accounting.

     In addition, the Partnership, together with Enstar IV-1, entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 ($1,302 per customer acquired) (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of Enstar IV-1. On March 21, 2002, the asset purchase agreement closed. Beginning March 21, 2002, the PBD Joint Venture will present the results of the Poplar Bluff headend as discontinued operations. The Charter Sale and Poplar Bluff Sale are anticipated to result in a post-closing aggregate distribution of approximately $176 per partnership unit, prior to applicable taxes.

     The proposed Charter Sale and the recently closed Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

     As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Joint Ventures, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans II Agreement provided for Gans to acquire the Joint Ventures' Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Gans Selling Partnerships. In addition, on September 29, 2000, Enstar IV/PBD Systems Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri. Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreements.

     Following termination of the Gans Agreements, the broker once again attempted to market Illinois systems of affiliated partnerships, including the Joint Venture's systems. As a result of a "sealed-bid" auction process, six bids were received for the affiliated partnerships Illinois systems, including those of the Joint Ventures, and the bid submitted by certain affiliates of the Corporate General Partner was the highest, exceeding the next highest bid by 25%. Following this second sale process, the Partnership entered into the asset purchase agreement for the Charter Sale.

     In the case of the Poplar Bluff system, the only offer received was from the City of Poplar Bluff for a total sale price for the Poplar Bluff franchise area of $8,000,000 (or $1,302 per customer acquired).

     The PBD Joint Venture's Dexter, Missouri headend is not included in either the Charter Sale or Poplar Bluff Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner continues to seek potential purchasers for that headend using an independent broker. However, the Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

INVESTING ACTIVITIES

     Significant capital would be required for a full plant and head-end upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The estimated cost of upgrading the Joint Venture's systems to two-way capability in order to be able to offer high-speed internet service from all the headends, as well as to increase channel capacity and allow additional video services at the Carlinville, Girard, Mt. Carmel and Dexter headends, would be approximately $5.8 million (for an upgrade to 550 megahertz (MHz) capacity) to $6.8 million (for an upgrade to 870 MHz capacity).

FINANCING ACTIVITIES

     The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation. The loan agreement provided for a revolving loan facility of $1,800,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of the Joint Ventures, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would likely be lower than that of systems built to a higher technical standard.

CERTAIN TRENDS AND UNCERTAINTIES

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Ventures.

     Approximately 67% of the Joint Ventures' customers are served by their systems in Poplar Bluff, Missouri, and Carlinville, Illinois, and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures'
 liquidity and cash flow. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

     Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to its business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce the Partnership's and Joint Venture's revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Partnership and Joint Ventures on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Partnership or Joint Ventures.


     Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Partnership and Joint Ventures on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Partnership or Joint Ventures.

     Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Partnership and Joint Ventures on January 1, 2002. Management believes that adoption of SFAS No. 143 did not have a material impact on the financial statements of the Partnership or Joint Ventures.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Partnership and Joint Ventures on January 1, 2002. The Partnership and Joint Ventures are currently in process of assessing the impact of adoption of SFAS No. 144. See "Proposed Sale of Assets."

INFLATION

     Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Ventures are able to increase our prices periodically, of which there can be no assurance. See "Regulation and Legislation."

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are not exposed to material significant risks associated with financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to the financial statements and related financial information required to be filed hereunder is located on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported in Current Report on Form 8-K, filed on July 18, 2000.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which had been previously granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary.

     The directors and executive officers of the Corporate General Partner as of March 15, 2002, all of whom have their principal employment in a comparable position with Charter, are named below:


NAME                          POSITION
----                          --------

Carl E. Vogel                 President and Chief Executive Officer

David G. Barford              Executive Vice President and Chief Operating Officer

Kent D. Kalkwarf              Executive Vice President and Chief Financial Officer

Steven A. Schumm              Director of the Corporate General Partner, Executive Vice President
                                and Assistant to the President

Steven E. Silva               Executive Vice President - Corporate Development and Chief Technology
                                Officer

David C. Andersen             Senior Vice President - Communications

J. Christian Fenger           Senior Vice President of Operations - Western Division

Eric A. Freesmeier            Senior Vice President - Administration

Thomas R. Jokerst             Senior Vice President - Advanced Technology Development

Ralph G. Kelly                Senior Vice President - Treasurer

David L. McCall               Senior Vice President of Operations - Eastern Division

Majid R. Mir                  Senior Vice President - Telephony and Advanced Services

John C. Pietri                Senior Vice President - Engineering

Michael E. Riddle             Senior Vice President and Chief Information Officer

William J. Schreffler         Senior Vice President of Operations - Midwest Division

Curtis S. Shaw                Senior Vice President, General Counsel and Secretary

Paul E. Martin                Vice President, Corporate Controller and Principal Financial Officer for
                                Partnership Matters


     Except for above-named executive officers who joined Charter after November 1999, such officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control in November 1999, have been employees of Charter since November 1999, and immediately prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 44, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

David G. Barford, 43 Executive Vice President and Chief Operating Officer. Mr. Barford was promoted to his current position in July 2000, having previously served as Senior Vice President of Operations-Western Division from June 1997 to July 2000. Prior to joining Charter Investment (an affiliate of Charter) in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. degree from California State University, Fullerton, and an M.B.A. from National University.

Kent D. Kalkwarf, 42 Executive Vice President and Chief Financial Officer. Mr. Kalkwarf was promoted to the position of Executive Vice President in July 2000, having previously served as Senior Vice President. Prior to joining Charter Investment in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP, where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. degree from Illinois Wesleyan University and is a certified public accountant.

Steven A. Schumm, 49 Director of the Corporate General Partner, Executive Vice President and Assistant to the President. Prior to joining Charter Investment in 1998, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP for 14 years. He had joined Ernst & Young in 1974. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 42 Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of Diva Systems Corporation.

David C. Andersen, 53 Senior Vice President - Communications. Mr. Andersen was named to his current position in May 2000. Prior to this, he was Vice President of Global Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC, from September 1999 through April 2000. He worked for Cox communications, Inc. from 1982 to 1999, establishing their communications department and advancing to Vice President of Public Affairs. He held various management positions in communications with the General Motors Corporation from 1971 to 1982. Mr. Andersen is a past recipient of the cable industry's highest honor - the Vanguard Award. He serves on the Board of KIDSNET, the educational non-profit clearinghouse of children's programming, and is a former Chairman of the National Captioning Institute's Cable Advisory Board.

J. Christian Fenger, 46 Senior Vice President of Operations - Western Division. Mr. Fenger was promoted to his current position in January 2002, having served as Vice President and Senior Vice President of Operations for our North Central Region since 1998. From 1992 until joining us in 1998, Mr Fenger served as the Vice President of Operations for Marcus Cable, and, prior to that, as Regional Manager of Simmons Cable TV since 1986. Mr. Fenger received his bachelor's degree and his master's degrees in communications management from Syracuse University's Newhouse School of Public Communications.

Eric A. Freesmeier, 49 Senior Vice President - Administration. From 1986 until joining Charter Investment in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds a bachelor's degree from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

Thomas R. Jokerst, 52 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

Ralph G. Kelly, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates between 1984 and 1992. He left Charter Investment in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University. Mr. Kelly is a certified public accountant.

David L. McCall, 46 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc., from 1983 to 1994. Mr. McCall is a member of the Southern Cable Association's Tower Club.

Majid R. Mir, 51 Senior Vice President - Telephony and Advanced Services. Prior to joining Charter in April 2001, Mr. Mir worked with GENUITY Networks, Inc. as Vice President, Metro Network Engineering in Irving, Texas from June 2000 to April 2001. Prior to that, Mr. Mir worked with GTE from 1979 to June 2000 in various capacities of increasing responsibility, most recently as Assistant Vice President of Core Network Engineering. Mr. Mir served as director, Business Development for GTE, from 1996 to 1997. Mr. Mir earned a bachelor's of science in systems science from the University of West Florida and holds a master's degree in business administration from the University of South Florida.

John C. Pietri, 52 Senior Vice President - Engineering. Prior to joining Charter Investment in 1998, Mr. Pietri was with Marcus Cable for nine years, most recently serving as Senior Vice President and Chief Technical Officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

Michael E. Riddle, 43 Senior Vice President and Chief Information Officer. Prior to joining Charter in December 1999, Mr. Riddle was Director, Applied Technologies of Cox Communications for four years. Prior to that, he held technical and management positions during 17 years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

William J. Schreffler, 48 Senior Vice President of Operations - Midwest Division. Mr Shreffler was promoted to his current position in January 2002, having previously served as Vice President of Operations for the Michigan region. Prior to joining Charter in 1999, Mr. Shreffler acted as a Managing Director of Cablevision. Between 1995 and 1999, he held various positions with Century Communications, mot recently as its Group Vice President. From 1985 to 1995, Mr. Shreffler acted as the Regional Controller for American Cable Systems and following the acquisition of American by Continental Cablevision, as its General Manager in its Chicago region. Mr. Shreffler holds degrees from Robert Morris College and Duquesne University and is obtaining a master's degree in business from Lewis University in Chicago.

Curtis S. Shaw, 53 Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 41 Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin has been Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin is a certified public accountant, having been with Arthur Andersen LLP for nine years. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

     The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Upon his resignation in September 2001, Jerald L. Kent resigned as the sole director of Enstar Communications Corporation and was succeeded by Mr. Schumm. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

Item 11. EXECUTIVE COMPENSATION

Management Fee

     The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly-owned subsidiary of the Corporate General Partner, pursuant to which Enstar Cable manages our systems and provides all operational support for our activities. For these services, Enstar Cable receives a management fee of 5% of our gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. In addition, we reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the daily operation of our cable systems. The Management Agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreement. The Management Agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. ("Falcon") to provide management services for us and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon, has provided such services and received such payments. Additionally, we receive system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. We reimburse the affiliates for our allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

     For the fiscal year ended December 31, 2001, Enstar Cable charged the Joint Ventures management fees of approximately $329,500. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $18,800 relative to its 1% special interest. The Joint Ventures also reimbursed Enstar Cable, Charter and its affiliates approximately $1,114,200 for system operating management services. In addition, programming services were purchased through Charter. The Joint Ventures were charged approximately $1,585,200 for these programming services for fiscal year 2001.

Participation in Distributions

     The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5. "Market for the Registrant's Equity Securities and Related Security Holder Matters."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                                                     Amount and
                                                                                      Nature of
                                                                                      Beneficial       Percent
      Title of Class                Name and Address of Beneficial Owner              Ownership       of Class
      --------------                ------------------------------------              ---------       --------

Units of limited                   Affiliated Madison Investor Unitholders (1)          3,854            9.7%
   partnership interest
                                   Madison Investment Partners 11, LLC                    325
                                   Madison Avenue Investment Partners, LLC              3,854
                                   The Harmony Group II, LLC                            3,854
                                   Bryan E. Gordon
                                     P.O. Box 7533
                                     Incline Village, Nevada 89452

                                   First Equity Realty, LLC                             3,854
                                   Ronald M. Dickerman                                  3,854
                                     555 Fifth Avenue, 9th Floor
                                     New York, New York 10017

Units of  limited                  JJJ Group LLC(2)                                     2,169           5.4%
   partnership Interest              7463 East Beryl
                                     Scottsdale, AZ  85258


(1) As stated in Amendment 2 to Schedule 13G, as filed with the Securities and Exchange Commission, all units are subject to shared power to vote and invest.

(2)  As reported to the Partnership by its transfer agent, Gemisys Corporation.

     The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of February 28, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 51.2% by Charter, 16.7% by Vulcan Cable III Inc., and 32.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company. Paul G. Allen owns approximately 3.7% of the outstanding capital stock of Charter and controls approximately 92.3% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Services

     On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation from Falcon Holding Group, L.P. and assumed the management services operations previously provided by affiliates Falcon Communications, L.P. Charter now manages the operations of the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon Communications, L.P.

     Pursuant to a Management Agreement dated November 26, 1985 between the Partnership and Enstar Cable Corporation ("Enstar Cable"), a subsidiary of the Corporate General Partner, Enstar Cable provides financial, management, supervisory and marketing services, as necessary to the Partnership's operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership's gross receipts from customers. In addition, Enstar Cable is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership's systems, and an allocable shares of costs associated with facilities required to manage the Partnership's systems. To provide these management services, Enstar Cable has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

     Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. For the year ended December 31, 2001, accrued and unpaid management fees to Charter Communications Holding Company LLC. from the PBD and Macoupin Joint Ventures were $274,100 and $100,500, respectively. In addition, the Joint Ventures were charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter's actual cost. For the year ended December 31, 2001, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the PBD and Macoupin Joint Ventures, were $908,000 and $206,200, respectively.

Conflicts of Interest

     The Partnership and the Joint Ventures rely upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11. "Executive Compensation" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The executive officers of the Corporate General Partner have their personal employment with Charter, and, as a result, are involved in the management of other cable ventures. Charter expects to continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership's affairs.

Proposed Sale of Assets

     On August 29, 2001, the Partnership entered into an asset purchase agreement, together with its affiliates, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-3, L.P., providing for the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,359,700 ($2,258 per customer acquired), the Partnership's one-third share of which is approximately $3,119,900, and, together with Enstar IV-1, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $5,080,600 ($2,258 per customer acquired), the Partnership's one-half share of which is approximately $2,540,300 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the

Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Joint Venture's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved, the PBD Joint Venture will present the results of its Illinois systems as discontinued operations. The financial statements of the Macoupin Joint Venture continue to be reported on a going concern basis. If the sale is approved in accordance with the terms of the purchase agreement, the Macoupin Joint Venture will immediately change to a liquidation basis of accounting.


     In addition, the Partnership, together with Enstar IV-1, entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 ($1,302 per customer acquired) (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of Enstar IV-1. On March 21, 2002, the asset purchase agreement closed. Beginning March 21, 2002, the PBD Joint Venture will present the results of the Poplar Bluff headend as discontinued operations. The Charter Sale and Poplar Bluff Sale are anticipated to result in a post-closing aggregate distribution of approximately $176 per partnership unit, prior to applicable taxes.

     The PBD Joint Venture's Dexter, Missouri headend is not included in either the Charter Sale or Poplar Bluff Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner continues to seek potential purchasers for that headend using an independent broker. However, the Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

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

     The Partnership Agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the Partnership Agreement if the General Partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the Partnership Agreement provides that the General Partners will not be liable to the Partnership or its Limited Partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, Limited Partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, Charter and its affiliates, officers and directors and persons determined by the Corporate General Partner, against liabilities which they may incur with respect to claims made against them for wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1. Financial Statements

          Reference is made to the Index to Financial Statements on page F-1.


     2.   Financial Statement Schedules

          Reference is made to the Index to Financial Statements on page F-1.


     3.   Exhibits

          Reference is made to the Exhibits Index on Page E-1.


(b)  Reports on Form 8-K

     On October 9, 2001, the registrant filed a current report on Form 8-K announcing the resignation of Jerald L. Kent, Charter's former President and Chief Executive Officer and the appointment of Steven A. Schumm, Executive Vice President and Assistant to the President of Charter as sole director of Enstar Communications Corporation, the Partnership's Corporate General Partner.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ENSTAR INCOME PROGRAM IV-2, L.P.


                                By:   Enstar Communications Corporation,
                                      Corporate General Partner

Dated:  March 29, 2002                By: /s/ Steven A. Schumm
                                          --------------------
                                          Steven A. Schumm
                                          Director, Executive Vice President and
                                          Assistant to the President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


Dated:  March 29, 2002               By:  /s/ Steven A. Schumm
                                          --------------------
                                          Steven A. Schumm
                                          Director, Executive Vice President and
                                          Assistant to the President
                                          (Principal Executive Officer) *

Dated:  March 29, 2002               By: /s/ Paul E. Martin
                                         ------------------
                                         Paul E. Martin
                                         Vice President and Corporate Controller
                                         (Principal Financial Officer and
                                         Principal Accounting Officer) *

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                          ---------------------------------------------------------------------
                                                            Enstar Income             Enstar IV/PBD             Enstar Cable
                                                               Program                   Systems                of Macoupin
                                                              IV-2, L.P.                 Venture                   County
                                                          -------------------      -------------------      -------------------

Report of Independent Public Accountants                         F-2                      F-13                     F-25

Balance Sheets as of December 31, 2001 and 2000
                                                                 F-3                      F-14                     F-26

Statements  of Operations  for the years ended
December 31, 2001 and 2000                                       F-4                      F-15                     F-27

Statements of Partnership/Venturers' Capital (Deficit)
for the years ended December 31, 2001 and 2000                   F-5                      F-16                     F-28

Statements  of Cash Flows for the years  ended
December 31, 2001 and 2000                                       F-6                      F-17                     F-29

Notes to Financial Statements                                    F-7                      F-18                     F-30

Report of Independent Auditors                                   F-37                     F-45                     F-54

Statement of Operations  for the year ended
December 31, 1999                                                F-38                     F-46                     F-55

Statement of Partnership/Venturers' Capital (Deficit)
for the year ended December 31, 1999                             F-39                     F-47                     F-56

Statement of Cash Flows for the year ended
December 31, 1999                                                F-40                     F-48                     F-57

Notes to Financial Statements                                    F-41                     F-49                     F-58


All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
     Enstar Income Program IV-2, L.P.:

We have audited the accompanying balance sheets of Enstar Income Program IV-2, L.P. (a Georgia limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-2, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


St. Louis, Missouri,
   March 29, 2002

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

                                                             2001          2000
                                                         -----------    -----------

                                     ASSETS

ASSETS:
   Cash                                                  $    80,600    $   111,700
   Prepaid expenses                                               --          1,900
   Deferred financing costs, net                                  --         12,500
                                                         -----------    -----------

                                                              80,600        126,100
                                                         -----------    -----------

   Equity in net assets of joint ventures:
     Enstar IV/PBD Systems Venture                         3,515,400      3,169,600
     Enstar Cable of Macoupin County                         859,900      1,265,400
                                                         -----------    -----------

                                                           4,375,300      4,435,000
                                                         -----------    -----------

           Total assets                                  $ 4,455,900    $ 4,561,100
                                                         ===========    ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities                                   $    25,300    $    31,500
   Due to affiliates                                         210,700        259,100
                                                         -----------    -----------

           Total liabilities                                 236,000        290,600
                                                         -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                          (40,800)       (40,300)
   Limited Partners                                        4,260,700      4,310,800
                                                         -----------    -----------

          Total Partnership capital                        4,219,900      4,270,500
                                                         -----------    -----------

          Total liabilities and Partnership capital      $ 4,455,900    $ 4,561,100
                                                         ===========    ===========

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                             2001           2000
                                                                         -----------    -----------
OPERATING EXPENSES:
   General and administrative expenses                                   $   (62,700)   $   (78,500)
   Amortization                                                              (12,500)       (12,800)
                                                                         -----------    -----------

           Operating loss                                                    (75,200)       (91,300)
                                                                         -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                                --         24,100
   Interest expense                                                           (8,000)        (8,100)
   Other expense                                                              (4,600)        (7,700)
                                                                         -----------    -----------

                                                                             (12,600)         8,300
                                                                         -----------    -----------

           Loss before equity in net income of joint ventures                (87,800)       (83,000)
                                                                         -----------    -----------

EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture                                             345,800        850,000
   Enstar Cable of Macoupin County                                           194,500        223,000
                                                                         -----------    -----------

                                                                             540,300      1,073,000
                                                                         -----------    -----------

           Net income                                                    $   452,500    $   990,000
                                                                         ===========    ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                                 $     4,500    $     9,900
                                                                         ===========    ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                                 $   448,000    $   980,100
                                                                         ===========    ===========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST
                                                                         $     11.24    $     24.60
                                                                         ===========    ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS
OUTSTANDING DURING THE YEAR                                                   39,848         39,848
                                                                         ===========    ===========

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                           General        Limited
                                                          Partners       Partners         Total
                                                         -----------    -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000           $(45,200)      $ 3,828,800    $ 3,783,600

   Distributions to partners                               (5,000)         (498,100)      (503,100)
   Net income                                               9,900           980,100        990,000
                                                         --------       -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000          (40,300)        4,310,800      4,270,500

   Distributions to partners                               (5,000)         (498,100)      (503,100)
   Net income                                               4,500           448,000        452,500
                                                         --------       -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001         $(40,800)      $ 4,260,700    $ 4,219,900
                                                         ========       ===========    ===========

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                     2001         2000
                                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 452,500    $   990,000
   Adjustments to reconcile net income to net cash from operating activities:
     Equity in net income of joint ventures                                        (540,300)    (1,073,000)
     Amortization                                                                    12,500         12,800
     Changes in:
       Prepaid expenses                                                               1,900          1,000
       Accrued liabilities and due to affiliates                                    (54,600)       265,800
                                                                                  ---------    -----------

           Net cash from operating activities                                      (128,000)       196,600
                                                                                  ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from joint ventures                                                600,000        138,000
                                                                                  ---------    -----------

           Net cash from investing activities                                       600,000        138,000
                                                                                  ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                       (503,100)      (503,100)
   Deferred financing costs                                                              --         (3,600)
                                                                                  ---------    -----------

           Net cash from financing activities                                      (503,100)      (506,700)
                                                                                  ---------    -----------

           Net decrease in cash                                                     (31,100)      (172,100)

CASH, beginning of year                                                             111,700        283,800
                                                                                  ---------    -----------

CASH, end of year                                                                 $  80,600    $   111,700
                                                                                  =========    ===========

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

     Enstar Income Program IV-2, L.P. is a Georgia limited partnership (the "Partnership") whose cable television operations are conducted through its participation as a co-general partner in both Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (the "Joint Ventures").

     The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

Investment in Joint Ventures

     The Partnership's investment and share of the income or loss in the Joint Ventures is accounted for on the equity method of accounting.

Deferred Financing Costs

     Costs incurred relative to borrowings are deferred and amortized using the straight-line method over the terms of the related borrowings. As of December 31, 2001 and 2000, deferred financing costs were $0 and $12,500, net of accumulated amortization of $53,300 and $40,800, respectively.

Income Taxes

     As a partnership, Enstar Income Program IV-2, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2001 and 2000, the book basis of the Partnership's investment in the Joint Ventures exceeds its tax basis by approximately $970,400 and $602,400. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the years ended December 31, 2001 and 2000, in the financial statements is approximately $407,900 and $43,300 more than tax income for the same period, respectively, caused principally by timing differences in depreciation expense reported by the Joint Ventures.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(2)  PARTNERSHIP MATTERS

     The Partnership was formed on October 16, 1985 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

     On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving approximately seven million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

     The amended Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

     Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. The Partnership Agreement limits the amount of debt the Partnership may incur.

     The Partnership's operating expenses, interest expense and distributions to partners are funded primarily from distributions received from the Joint Ventures.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(3)  EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

     The Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $691,600 and $1,700,000 for the years ended December 31, 2001 and 2000, respectively, of which $345,800 and $850,000 was allocated to the Partnership, respectively. The operations of the PBD Joint Venture are significant to the Partnership, and its financial statements, included elsewhere in this Annual Report, should be read in conjunction with these financial statements.

Enstar Cable of Macoupin County

     The Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $583,500 and $669,000 for the years ended December 31, 2001 and 2000, respectively, of which $194,500 and $223,000 was allocated to the Partnership, respectively. The operations of the Macoupin Joint Venture are significant to the Partnership, and its financial statements, included elsewhere in this Annual Report, should be read in conjunction with these financial statements.

(4)  PROPOSED SALE OF ASSETS

     On August 29, 2001, the Partnership entered into an asset purchase agreement, together with its affiliates, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-3, L.P., providing for the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,359,700 ($2,258 per customer acquired), the Partnership's one-third share of which is approximately $3,119,900, and, together with Enstar IV-1, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $5,080,600 ($2,258 per customer acquired), the Partnership's one-half share of which is approximately $2,540,300 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Joint Venture's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved, the PBD Joint Venture will present the results of its Illinois systems as discontinued operations. The financial statements of the Macoupin Joint Venture continue to be reported on a going concern basis. If the sale is approved in accordance with the terms of the purchase agreement, the Macoupin Joint Venture will immediately change to a liquidation basis of accounting.

     In addition, the Partnership, together with Enstar IV-1, entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 ($1,302 per customer acquired) (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of Enstar IV-1. On March 21, 2002, the asset purchase agreement closed. Beginning March 21, 2002, the PBD Joint Venture will present the results of the Poplar Bluff headend as discontinued operations.

     The proposed Charter Sale and the recently closed Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

     As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Joint Ventures, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans II Agreement provided for Gans to acquire the Joint Ventures' Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Gans Selling Partnerships. In

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

addition, on September 29, 2000, Enstar IV/PBD Systems Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri. Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreements.

     Following termination of the Gans Agreements, the broker once again attempted to market Illinois systems of affiliated partnerships, including the Joint Venture's systems. Following this second sale process, the Partnership entered into the asset purchase agreement for the Charter Sale.

     In the case of the Poplar Bluff system, the only offer received was from the City of Poplar Bluff for a total sale price for the Poplar Bluff franchise area of $8,000,000 (or $1,302 per customer acquired).

     The PBD Joint Venture's Dexter, Missouri headend is not included in either the Charter Sale or Poplar Bluff Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner continues to seek potential purchasers for that headend using an independent broker. However, the Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

     Other expense of $4,600 and $7,700 for the years ended December 31, 2001 and 2000, respectively, represents legal and proxy costs associated with the proposed sale of the Joint Ventures' assets.

(5)  CREDIT FACILITY

     The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation. The loan agreement provided for a revolving loan facility of $1,800,000 and matured on August 31, 2001. The loan facility was not extended or replaced.

(6)  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership did not own or operate any cable television operations in 2001 and 2000 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership. The Management Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of operational costs. No reimbursable expenses were incurred on behalf of the Partnership in 2001 and 2000.

(7)       NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

was adopted by the Partnership on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Partnership.

     Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Partnership.

     Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 143 did not have a material impact on the financial statements of the Partnership.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the impact of adoption of SFAS No. 144.

(8)  SUBSEQUENT EVENTS

     As described in Note 4, on March 21, 2002, the asset purchase agreement with the City of Poplar Bluff closed. Beginning March 21, 2002, the Joint Venture will present the Poplar Bluff headend as discontinued operations including the its property, plant and equipment of $4,184,300, other assets of $314,800 and accounts payable and accrued liabilities of $1,198,200.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Venturers of
     Enstar IV/PBD Systems Venture:


We have audited the accompanying balance sheets of Enstar IV/PBD Systems Venture (a Georgia general partnership) as of December 31, 2001 and 2000, and the related statements of operations, venturers' capital and cash flows for the years then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar IV/PBD Systems Venture as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


St. Louis, Missouri,
   March 29, 2002

                          ENSTAR IV/PBD SYSTEMS VENTURE

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

                                                                         2001         2000
                                                                      ----------   ----------

                                     ASSETS
ASSETS:
   Cash                                                               $  511,200   $3,732,900
   Accounts receivable                                                    67,800      155,800
   Prepaid expenses and other assets                                      18,500      111,500
   Property, plant and equipment, net of accumulated depreciation
     of $11,130,500 and $10,317,800, respectively                      7,780,000    4,454,100
   Franchise cost, net of accumulated amortization of $26,900
     and $22,500, respectively                                            31,700       36,100
   Deferred charges, net                                                     400          500
                                                                      ----------   ----------

           Total assets                                               $8,409,600   $8,490,900
                                                                      ==========   ==========

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                   $   68,300   $  566,700
   Accrued liabilities                                                   181,800    1,548,800
   Due to affiliates                                                   1,128,700       36,200
                                                                      ----------   ----------

           Total liabilities                                           1,378,800    2,151,700
                                                                      ----------   ----------

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                    3,515,400    3,169,600
   Enstar Income Program IV-2, L.P.                                    3,515,400    3,169,600
                                                                      ----------   ----------

           Total venturers' capital                                    7,030,800    6,339,200
                                                                      ----------   ----------

           Total liabilities and venturers' capital                   $8,409,600   $8,490,900
                                                                      ==========   ==========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   2001           2000
                                                               -----------    -----------
REVENUES                                                       $ 5,088,300    $ 5,349,500
                                                               -----------    -----------

OPERATING EXPENSES:
   Service costs                                                 1,712,900      1,705,500
   General and administrative expenses                             654,800        723,000
   General partner management fees and reimbursed expenses       1,162,400      1,018,300
   Depreciation and amortization                                   818,300        375,900
                                                               -----------    -----------

                                                                 4,348,400      3,822,700
                                                               -----------    -----------

           Operating income                                        739,900      1,526,800
                                                               -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                  62,600        205,200
   Other expense                                                  (110,900)       (32,000)
                                                               -----------    -----------

                                                                   (48,300)       173,200
                                                               -----------    -----------

           Net income                                          $   691,600    $ 1,700,000
                                                               ===========    ===========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                        STATEMENTS OF VENTURERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                  Enstar Income      Enstar Income
                                     Program            Program
                                   IV-1, L.P.          IV-2, L.P.         Total
                                  -------------      -------------     -----------

BALANCE, January 1, 2000           $ 2,394,600       $ 2,394,600       $ 4,789,200

   Distributions to venturers          (75,000)          (75,000)         (150,000)
   Net income                          850,000           850,000         1,700,000
                                   -----------       -----------       -----------

BALANCE, December 31, 2000           3,169,600         3,169,600         6,339,200

   Net income                          345,800           345,800           691,600
                                   -----------       -----------       -----------

BALANCE, December 31, 2001         $ 3,515,400       $ 3,515,400       $ 7,030,800
                  === ====         ===========       ===========       ===========


                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                      2001           2000
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   691,600    $ 1,700,000
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                    818,300        375,900
     Changes in:
       Accounts receivable, prepaid expenses and other assets                         181,000         44,200
       Accounts payable, accrued liabilities and due to affiliates                   (772,900)     1,725,000
                                                                                  -----------    -----------

           Net cash from operating activities                                         918,000      3,845,100
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (4,138,600)    (3,091,400)
   Increase in intangible assets                                                       (1,100)            --
                                                                                  -----------    -----------

           Net cash from investing activities                                      (4,139,700)    (3,091,400)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                              --       (150,000)
                                                                                  -----------    -----------

           Net (decrease) increase in cash                                         (3,221,700)       603,700

CASH, beginning of year                                                             3,732,900      3,129,200
                                                                                  -----------    -----------

CASH, end of year                                                                 $   511,200    $ 3,732,900
                                                                                  ===========    ===========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

     Enstar IV/PBD Systems Venture, a Georgia general partnership (the "Venture"), owns and operates cable television systems in small to medium-sized communities in Illinois and Missouri.

     The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P. (the "Venturers") may have outside of their interest in the Venture, nor to any obligations of the Venturers, including income taxes.

Property, Plant and Equipment

     Property, plant and equipment are reported at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

Cable distribution systems                        5-15 years
Vehicles                                            3 years
Furniture and equipment                            5-7 years
Leasehold improvements          Shorter of life of lease or useful life of asset

Franchise Cost

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture. Amortization expense related to franchises for the years ended December 31, 2001 and 2000 was $4,400 and $4,800, respectively.

Deferred Charges

     Deferred charges are amortized using the straight-line method over two years.

Long-Lived Assets

     The Venture reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

     Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

     Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

     The Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to the Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2001 and 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $1,345,000 and $693,600, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the years ended December 31, 2001 and 2000, in the financial statements is approximately $724,300 and $42,900 more than tax income or loss for the same period, respectively, caused principally by timing differences in depreciation and amortization expense.

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

(2)  JOINT VENTURE MATTERS

     The Venture was formed under the terms of a general partnership agreement effective July 23, 1986, between the Venturers, two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems. In 1986, the Venture acquired cable television systems in Missouri and Illinois.

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

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Venture and its operations.

     Under the terms of the general partnership agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

(3)  PROPOSED SALE OF ASSETS

     On August 29, 2001, Enstar Income Program IV-2, L.P. (Enstar IV-2) entered into an asset purchase agreement, together with Enstar Income Program IV-1, L.P. (Enstar IV-1) for the sale to Interlink Communications Partners, LLC for the Venture's Mt. Carmel system for a total sale price of approximately $5,080,600 ($2,258 per customer acquired) (the "Charter Sale"). The Charter Sale is part of a larger transaction in which Enstar IV-2 and Enstar IV-1 and four other affiliated partnerships (which, together with Enstar IV-2 and Enstar IV-1 are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to Charter Communications Entertainment I, LLC (CCE-1) and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of Enstar IV-2 and Enstar IV-1 and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Venture's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved, the Venture will report the results of its Mt. Carmel system as discontinued operations.

     In addition, Enstar IV-2, together with Enstar IV-1, entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 ($1,302 per customer acquired) (the "Poplar Bluff Sale"). Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of Enstar IV-1. On March 21, 2002, the asset purchase agreement closed. Beginning March 21, 2002, the Venture will present the results of the Poplar Bluff headend as discontinued operations.

     The proposed Charter Sale and the recently closed Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

     As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Venture, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans II Agreement provided for Gans to acquire the Venture's Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Gans Selling Partnerships. In addition, on September 29, 2000, the Venture entered into another purchase and sale agreement with Gans (the "Gans III Agreement"), for the sale of its remaining cable systems in Missouri. Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreements.

     Following termination of the Gans Agreements, the broker once again attempted to market Illinois systems of affiliated partnerships, including the Venture's systems. Following this second sale process, the Venture entered into the asset purchase agreement for the Charter Sale. In the case of the Poplar Bluff system, the only offer received was from the City of Poplar Bluff for a total sale price for the Poplar Bluff franchise area of $8,000,000.

     The Venture's Dexter, Missouri headend is not included in either the Charter Sale or Poplar Bluff Sale and will continue to be owned and by the Partnership and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner continues to seek potential purchasers for that system using an independent broker. However, the Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

     Other expense of $110,900 and $32,000 for the years ended December 31, 2001 and 2000, respectively, represents legal and proxy costs associated with the proposed sales of the Venture's assets.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following as of the dates presented:

                                                        December 31,
                                               ----------------------------
                                                   2001            2000
                                               ------------    ------------
     Cable distribution systems                $ 17,846,400    $ 13,725,600
     Land and improvements                          478,000         478,600
      Vehicles, furniture and equipment             586,100         567,700
                                               ------------    ------------

                                                 18,910,500      14,771,900

      Less:  accumulated depreciation           (11,130,500)    (10,317,800)
                                               ------------    ------------

                                               $  7,780,000    $  4,454,100
                                               ============    ============

     Depreciation expense for the years ended December 31, 2001 and 2000 was $812,700 and $369,200, respectively.

(5)  COMMITMENTS AND CONTINGENCIES

     As of December 31, 2001, franchise agreements have expired in one of the Venture's franchise areas where it serves approximately 500 basic customers. The Venture continues to serve these customers while it is in negotiations to renew the franchise agreements and continues to pay franchise fees to the local franchise authorities.

Litigation

     The Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Venture's financial position or results of operations.

Regulation in the Cable Television Industry

     The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecommunications Act (the "1996 Telecom Act") altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

     The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Ventures' operation.

Insurance

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Venture.

     Approximately 79% of the Venture's customers are served by its systems in Poplar Bluff, Missouri and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to maintain insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

(6)  EMPLOYEE BENEFIT PLAN

     The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $2,100 and $2,300 was made during 2001 and 2000, respectively.

(7)  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $254,400 and $267,500 for the years ended December 31, 2001 and 2000, respectively. Management fees are non-interest bearing.

     In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of the operational costs associated with the services provided. The total amount charged to the Venture for these services approximated $908,000 and $750,800 for the years ended December 31, 2001 and 2000, respectively.

     Substantially all programming services had been purchased through Charter. Charter charges the Venture for these costs based on its costs. The Venture recorded programming fee expense of $1,184,700

\
                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

and $1,064,100 for the years ended December 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

(8)  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Venture on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Venture.

     Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Venture on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Venture.

     Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Venture on January 1, 2002. Management believes that adoption of SFAS No. 143 did not have a material impact on the financial statements of the Venture.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Venture on January 1, 2002. The Venture is currently in process of assessing the impact of adoption of SFAS No. 144.

(9)  SUBSEQUENT EVENTS

     As described in Note 3, on March 21, 2002, the asset purchase agreement with the City of Poplar Bluff closed. Beginning March 21, 2002, the Joint Venture will present the Poplar Bluff headend as discontinued operations including the its property, plant and equipment of $4,184,300, other assets of $314,800 and accounts payable and accrued liabilities of $1,198,200.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Venturers of
     Enstar Cable of Macoupin County:

We have audited the accompanying balance sheets of Enstar Cable of Macoupin County (a Georgia general partnership) as of December 31, 2001 and 2000, and the related statements of operations, venturers' capital and cash flows for the years then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


St. Louis, Missouri,
   March 29, 2002

                         ENSTAR CABLE OF MACOUPIN COUNTY

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

                                                                             2001        2000
                                                                         ----------   ----------
                                     ASSETS
ASSETS:
   Cash                                                                  $  912,800   $2,248,100
   Accounts receivable                                                       40,800       72,600
   Prepaid expenses and other assets                                          4,100       30,200
   Property, plant and equipment, net of accumulated depreciation of
     $3,033,100 and $2,818,900, respectively                              2,198,500    1,514,100
   Franchise cost, net of accumulated amortization of $49,700 and
     $38,200, respectively                                                   62,200       73,700
   Deferred charges, net                                                        700          100
                                                                         ----------   ----------

           Total assets                                                  $3,219,100   $3,938,800
                                                                         ==========   ==========

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                      $   36,400   $   29,800
   Accrued liabilities                                                      196,100      101,700
   Due to affiliates                                                        406,900       11,100
                                                                         ----------   ----------

           Total liabilities                                                639,400      142,600
                                                                         ----------   ----------

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                         859,900    1,265,400
   Enstar Income Program IV-2, L.P.                                         859,900    1,265,400
   Enstar Income Program IV-3, L.P.                                         859,900    1,265,400
                                                                         ----------   ----------

           Total venturers' capital                                       2,579,700    3,796,200
                                                                         ----------   ----------

           Total liabilities and venturers' capital                      $3,219,100   $3,938,800
                                                                         ==========   ==========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   2001           2000
                                                               -----------    -----------

REVENUES                                                       $ 1,877,900    $ 1,979,600
                                                               -----------    -----------

OPERATING EXPENSES:
   Service costs                                                   619,800        669,500
   General and administrative expenses                             215,200        218,100
   General partner management fees and reimbursed expenses         300,100        313,900
   Depreciation and amortization                                   226,300        222,900
                                                               -----------    -----------

                                                                 1,361,400      1,424,400
                                                               -----------    -----------

           Operating income                                        516,500        555,200
                                                               -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                  82,400        116,600
   Other expense                                                   (15,400)        (2,800)
                                                               -----------    -----------

                                                                    67,000        113,800
                                                               -----------    -----------

           Net income                                          $   583,500    $   669,000
                                                               ===========    ===========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                      Enstar           Enstar           Enstar
                                      Income           Income           Income
                                     Program          Program          Program
                                    IV-1, L.P.       IV-2, L.P.       IV-3, L.P.         Total
                                   ------------     -----------      -----------      -----------
BALANCE, January 1, 2000           $ 1,105,400      $ 1,105,400      $ 1,105,400      $ 3,316,200

   Distributions to venturers          (63,000)         (63,000)         (63,000)        (189,000)
   Net income                          223,000          223,000          223,000          669,000
                                   -----------      -----------      -----------      -----------

BALANCE, December 31, 2000           1,265,400        1,265,400        1,265,400        3,796,200

   Distributions to venturers         (600,000)        (600,000)        (600,000)      (1,800,000)
   Net income                          194,500          194,500          194,500          583,500
                                   -----------      -----------      -----------      -----------

BALANCE, December 31, 2001         $   859,900      $   859,900      $   859,900      $ 2,579,700
                                   ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                      2001           2000
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   583,500    $   669,000
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                    226,300        222,900
     Changes in:
       Accounts receivable, prepaid expenses and other assets                          57,900         21,300
       Accounts payable, accrued liabilities and due to affiliates                    496,800        (80,100)
                                                                                  -----------    -----------

           Net cash from operating activities                                       1,364,500        833,100
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (898,600)       (77,400)
   Increase in intangible assets                                                       (1,200)        (2,000)
                                                                                  -----------    -----------

           Net cash from investing activities                                        (899,800)       (79,400)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                      (1,800,000)      (189,000)
                                                                                  -----------    -----------

           Net (decrease) increase in cash                                         (1,335,300)       564,700

CASH, beginning of year                                                             2,248,100      1,683,400
                                                                                  -----------    -----------

CASH, end of year                                                                 $   912,800    $ 2,248,100
                                                                                  ===========    ===========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

     Enstar Cable of Macoupin County, a Georgia general partnership (the "Venture"), owns and operates cable television systems in small to medium-sized communities in Illinois.

     The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P. (the "Venturers") may have outside of their interest in the Venture, nor to any obligations of the Venturers, including income taxes.

Property, Plant and Equipment

     Property, plant and equipment are reported at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

Cable distribution systems                         5-15 years
Vehicles                                             3 years
Furniture and equipment                             5-7 years
Leasehold improvements          Shorter of life of lease or useful life of asset

Franchise Cost

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture. Amortization expense related to franchises for the years ended December 31, 2001 and 2000 was $11,500 and $11,000, respectively.

     As of December 31, 2001, franchise agreements have expired in two of the Venture's franchise areas where it serves approximately 850 basic customers. The Venture continues to serve these customers while it is in negotiations to renew the franchise agreements and continues to pay franchise fees to the local franchise authorities.

Deferred Charges

     Deferred charges are amortized using the straight-line method over two years.

Long-Lived Assets

     The Venture reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows,

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

undiscounted and without interest, is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

     Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

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

Income Taxes

     The Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2001 and 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $893,700 and $761,400, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2001 and 2000, in the financial statements is approximately $132,300 and $84,500 more than tax income for the same period, respectively, caused principally by timing differences in depreciation and amortization expense.

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

(2)  JOINT VENTURE MATTERS

     The Venture was formed under the terms of a joint venture agreement effective December 30, 1987, among the Venturers, three limited partnerships

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

     Under the terms of the joint venture agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

(3)  PROPOSED SALE OF ASSETS

     On August 29, 2001, Enstar Income Program IV-1, L.P. (Enstar IV-1), Enstar Income Program IV-2, L.P. (Enstar IV-2) and Enstar Income Program IV-3, L.P. (Enstar IV-3) entered into an asset purchase agreement providing for the sale of the Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,359,700 ($2,258 per customer acquired) (the "Charter Sale"). The Charter Sale is part of a larger transaction in which Enstar IV-1, Enstar IV-2 and Enstar IV-3 and three other affiliated partnerships (which, together are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Enstar IV-1, Enstar IV-2 and Enstar IV-3 and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Venture's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. The financial statements of the Venture continue to be reported on a going concern basis.
If the sale is approved in accordance with the terms of the purchase agreement, the Venture will immediately change to a liquidation basis of accounting.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

     The proposed Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Venture and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Venture's systems' rural location, and a general inability of a small cable system operator such as the Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

     As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Venture, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans II Agreement provided for Gans to acquire the Venture's Illinois cable systems and a portion of their Missouri cable systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Venture and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

     Following termination of the Gans Agreement, the broker once again attempted to market Illinois systems of affiliated partnerships, including the Venture's systems. Following this second sale process, the Venture entered into the asset purchase agreement for the Charter Sale.

     Other expense of $15,400 and $2,800 for the years ended December 31, 2001 and 2000, respectively, represents legal and proxy costs associated with proposed sales of the Venture's assets.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following as of the dates presented:

                                                       December 31,
                                               --------------------------
                                                   2001          2000
                                               -----------    -----------
     Cable distribution systems                $ 4,982,300    $ 4,094,900
     Land and improvements                          26,300         26,200
     Vehicles, furniture and equipment             223,000        211,900
                                               -----------    -----------

                                                 5,231,600      4,333,000

      Less:  accumulated depreciation           (3,033,100)    (2,818,900)
                                               -----------    -----------

                                               $ 2,198,500    $ 1,514,100
                                               ===========    ===========

     Depreciation expense for the year ended December 31, 2001 and 2000 was $214,200 and $210,800, respectively.

(5)  COMMITMENTS AND CONTINGENCIES

Litigation

     The Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Venture's financial position or results of operations.

Regulation in the Cable Television Industry

     The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecommunications Act (the "1996 Telecom Act") altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

     The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Ventures' operations.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

Insurance

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Venture.

     All of the Venture's customers are served by its system in Carlinville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

(6)  EMPLOYEE BENEFIT PLAN

     The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $300 and $0 was made during 2001 and 2000, respectively.

(7)  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 4% of gross revenues to the Manager. Management fee expense for the years ended December 31, 2001 and 2000, approximated $75,100 and $79,200, respectively. In addition, the Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of its gross revenues representing its interest as the Corporate General Partner. Management fee expense for the years ended December 31, 2001 and 2000, approximated $18,800 and $19,800, respectively. Management fees are non-interest bearing.

     In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of operational costs associated with the services provided. The total amounts charged to the Venture for these services approximated $206,200 and $214,900 for the years ended December 31, 2001 and 2000, respectively.

     Substantially all programming services have been purchased through Charter. Charter charges the Venture for these costs based on its costs. Programming fee expense was $400,500 and $401,500 for the years ended December 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(8)  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Venture on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Venture.

     Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Venture on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Venture.

     Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Venture on January 1, 2002. Management believes that adoption of SFAS No. 143 did not have a material impact on the financial statements of the Venture.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Venture on January 1, 2002. The Venture is currently in process of assessing the impact of adoption of SFAS No. 144.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
     Enstar Income Program IV-2, L.P.  (a Georgia limited partnership):

We have audited the accompanying statements of operations, partnership capital (deficit), and cash flows of Enstar Income Program IV-2, L.P. (a Georgia limited partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Enstar Income Program IV-2, L.P. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                               /s/ ERNST & YOUNG LLP


Los Angeles, California,
   March 24, 2000

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


OPERATING EXPENSES:
   General and administrative expenses                          $   (36,800)
                                                                -----------

OTHER INCOME (EXPENSE):
   Interest expense                                                 (34,400)
   Interest income                                                   11,100
                                                                -----------

                                                                    (23,300)
                                                                -----------

           Loss before equity in net income of joint ventures       (60,100)
                                                                -----------

EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture                                    920,800
   Enstar Cable of Macoupin County                                  237,200
                                                                -----------

                                                                  1,158,000
                                                                -----------

           Net income                                           $ 1,097,900
                                                                ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                        $    11,000
                                                                ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                        $ 1,086,900
                                                                ===========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST
                                                                $     27.28
                                                                ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING THE YEAR                                   39,848
                                                                ===========


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                       General      Limited
                                                      Partners     Partners           Total
                                                     -----------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1999        $(51,200)     $ 3,240,000    $ 3,188,800

   Distributions to partners                            (5,000)        (498,100)      (503,100)
   Net income for year                                  11,000        1,086,900      1,097,900
                                                      --------      -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999      $(45,200)     $ 3,828,800    $ 3,783,600
                                                      ========      ===========    ===========

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 1,097,900
   Adjustments to reconcile net income to net cash used in operating activities:
       Equity in net income of joint ventures                                         (1,158,000)
       Amortization of deferred loan costs                                                12,600
       Increase (decrease) from changes in:
         Prepaid expenses                                                                    400
         Accounts payable and due to affiliates                                              200
                                                                                     -----------

           Net cash used in operating activities                                         (46,900)
                                                                                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from joint ventures                                                     568,500
                                                                                     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                            (503,100)
                                                                                     -----------

           Net cash used in financing activities                                        (503,100)
                                                                                     -----------

           Net decrease in cash                                                          (18,500)

CASH, BEGINNING OF YEAR                                                                  265,300
                                                                                     -----------

CASH, END OF YEAR                                                                    $   283,800
                                                                                     ===========

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Form or Presentation

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial Limited Partner. Sale of interests in the Partnership began in July 1986, and the initial closing took place in August 1986. The Partnership continued to raise capital until $10,000,000 (the maximum) was raised by November 1986.

     The Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     The Partnership Agreement limits the amount of debt the Partnership may incur.

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

     The Partnership and an affiliate partnership (Enstar Income Program IV-1, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $1,841,600 for 1999, of which $920,800 was allocated to the Partnership. The operations of the PBD Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the PBD Joint Venture in this Form 10-K.

Enstar Cable of Macoupin County

     The Partnership and two affiliate partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $711,600 for 1999, of which $237,200 was allocated to the Partnership. The operations of the Macoupin Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Macoupin Joint Venture in this Form 10-K.

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1999 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership during 1999.

     The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. No reimbursable expenses were incurred on behalf of the Partnership during 1999.

     In the normal course of business, the Partnership pays commitment fees to EFC.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest amounted to $36,700 in 1999.

                         REPORT OF INDEPENDENT AUDITORS

To the Venturers of
     Enstar IV/PBD Systems Venture (a Georgia general partnership):

We have audited the accompanying statements of operations, venturers' capital, and cash flows of Enstar IV/PBD Systems Venture (a Georgia general partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Enstar IV/PBD Systems Venture for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                               /s/ ERNST & YOUNG LLP


Los Angeles, California,
   March 24, 2000

                          ENSTAR IV/PBD SYSTEMS VENTURE

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


REVENUES                                                       $5,485,400
                                                               ----------
OPERATING EXPENSES:
   Service costs                                                1,846,300
   General and administrative expenses                            858,600
   General partner management fees and reimbursed expenses        552,700
   Depreciation and amortization                                  494,100
                                                               ----------

                                                                3,751,700
                                                               ----------

           Operating income                                     1,733,700

INTEREST INCOME, net                                              107,900
                                                               ----------

           Net income                                          $1,841,600
                                                               ==========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                         STATEMENT OF VENTURERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                   Enstar Income     Enstar Income
                                      Program           Program
                                     IV-1, L.P.        IV-2, L.P.          Total
                                   -------------     -------------     -------------
BALANCE, January 1, 1999           $ 2,007,300       $ 2,007,300       $ 4,014,600

   Distributions to venturers         (533,500)         (533,500)       (1,067,000)
   Net income for year                 920,800           920,800         1,841,600
                                   -----------       -----------       -----------

BALANCE, December 31, 1999         $ 2,394,600       $ 2,394,600       $ 4,789,200
                                   ===========       ===========       ===========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 1,841,600
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                             494,100
       Decrease from changes in:
         Accounts receivable, prepaid expenses and other assets                 (160,500)
         Accounts payable and due to affiliates                                 (295,600)
                                                                             -----------

           Net cash provided by operating activities                           1,879,600
                                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (580,800)
   Increase in intangible assets                                                  (6,900)
                                                                             -----------

           Net cash used in investing activities                                (587,700)
                                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                 (1,067,000)
                                                                             -----------

           Net increase in cash                                                  224,900

CASH, EGINNING OF YEAR                                                         2,904,300
                                                                             -----------

CASH, END OF YEAR                                                            $ 3,129,200
                                                                             ===========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

Property, Plant, Equipment and Depreciation and Amortization

     Property, plant and equipment are reported at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Cable distribution systems                         5-15 years
Vehicles                                             3 years
Furniture and equipment                             5-7 years
Leasehold improvements          Shorter of life of lease or useful life of asset

Franchise Cost

     The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Venture is in the process of negotiating the renewal of expired franchise agreements for three of the Venture's four franchises, which include approximately 63% of the Venture's basic customers at December 31, 1999.

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

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

NOTE 2 - JOINT VENTURE MATTERS

     The Venture was formed under the terms of a general partnership agreement effective July 23, 1986, between the Venturers, two limited partnerships sponsored by Enstar Communications Corporation as their Corporate General Partner (the "Corporate General Partner"). The Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems. In 1986, the Venture acquired cable television systems in Missouri and Illinois.

     Under the terms of the agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

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

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:

                      Year                        Amount
                      ----                       -------
                      2000                       $ 2,200
                      2001                         2,200
                      2002                         2,200
                      2003                         2,200
                      2004                         2,200
                      Thereafter                   1,700
                                                 -------

                                                 $12,700
                                                 =======

     Rentals, other than pole rentals, charged to operations amounted to $22,100 in 1999 while pole rental expense approximated $45,400 in 1999.

     The Venture has granted to Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner and a lender to the Venturers, a security interest in its assets to collateralize the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2.

     The franchise agreement with the city of Poplar Bluff expired in 1997. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of December 31, 1999 there were approximately 4,900 and 1,200 basic service customers in the city of Poplar Bluff and Butler County, respectively.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     Beginning in August 1997, the Corporate General Partner elected to self-insure the Venture's cable distribution plant and customer connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

     In October 1998, FCLP reinstated third-party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

     Approximately 80% of the Venture's customers are served by its system in Poplar Bluff, Missouri, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

     In the states of Missouri and Illinois, customers have filed punitive class action lawsuits on behalf of all persons residing in the states who are or were customers of the Venture's cable television service, and who have been charged a fee for delinquent payment of their cable bill. The actions challenge the legality of the processing fee and seek declaratory judgment, injunctive relief and unspecified damages. At present, the Venture is not able to project the outcome of the actions. All of the Venture's basic customers reside in Missouri and Illinois where the claims have been filed.

NOTE 5 - EMPLOYEE BENEFIT PLAN

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

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $1,500 was made during 1999.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Venture. Management fee expense was $274,300 in 1999.

     In addition to the monthly management fee, the Venture reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the affiliate and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $278,400 during 1999.

     The Venture also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable systems. The Venture reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Venture for these costs approximated $195,600 in 1999. No management fee is payable to the affiliate by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its costs. The Venture recorded programming fee expense of $1,355,600 in 1999. Programming fees are included in service costs in the statements of operations.

                         REPORT OF INDEPENDENT AUDITORS

To the Venturers of
     Enstar Cable of Macoupin County  (a Georgia general partnership):

We have audited the accompanying statements of operations, venturers' capital, and cash flows of Enstar Cable of Macoupin County (a Georgia general partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Enstar Cable of Macoupin County for the year ended December 31, 1999, in conformity with accounting principles standards generally accepted in the United States.


                                               /s/ ERNST & YOUNG LLP


Los Angeles, California,
   March 24, 2000

                         ENSTAR CABLE OF MACOUPIN COUNTY

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


REVENUES                                                     $1,993,600
                                                             ----------

OPERATING EXPENSES:
   Service costs                                                664,300
   General and administrative expenses                          158,200
   General partner management fees and reimbursed expenses      291,200
   Depreciation and amortization                                217,800
                                                             ----------

                                                              1,331,500
                                                             ----------

           Operating income                                     662,100

INTEREST INCOME, net                                             49,500
                                                             ----------

           Net income                                        $  711,600
                                                             ==========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL

                       FOR THE YEAR ENDED DECEMER 31, 1999

                                      Enstar         Enstar         Enstar
                                      Income         Income         Income
                                     Program         Program        Program
                                    IV-1, L.P.     IV-2, L.P.     IV-3, L.P.        Total
                                   ------------   ------------   ------------   ------------
BALANCE, January 1, 1999           $   903,200    $   903,200    $   903,200    $ 2,709,600

   Distributions to venturers          (35,000)       (35,000)       (35,000)      (105,000)
   Net income for year                 237,200        237,200        237,200        711,600
                                   -----------    -----------    -----------    -----------

BALANCE, December 31, 1999         $ 1,105,400    $ 1,105,400    $ 1,105,400    $ 3,316,200
                                   ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $   711,600
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                         217,800
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                              (70,500)
         Accounts payable and due to affiliates                                             (121,200)
                                                                                         -----------

           Net cash provided by operating activities                                         737,700
                                                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (196,400)
   Increase in intangible assets                                                             (36,300)
                                                                                         -----------

           Net cash used in investing activities                                            (232,700)
                                                                                         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                               (105,000)
                                                                                         -----------

           Net increase in cash                                                              400,000

CASH, BEGINNING OF YEAR                                                                    1,283,400
                                                                                         -----------

CASH, END OF YEAR                                                                        $ 1,683,400
                                                                                         ===========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

Property, Plant, Equipment and Depreciation and Amortization

     Property, plant and equipment are reported at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Cable distribution systems                         5-15 years
Vehicles                                             3 years
Furniture and equipment                             5-7 years
Leasehold improvements          Shorter of life of lease or useful life of asset

Franchise Cost

     The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Venture is in the process of negotiating the renewal of expired franchise agreements for three of the Venture's seven franchises, which include approximately 32% of the Venture's basic customers at December 31, 1999.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:

                      Year                        Amount
                      ----                       -------
                      2000                       $ 5,800
                      2001                         5,900
                      2002                         5,900
                      2003                         6,000
                      2004                         2,700
                                                 -------

                                                 $26,300
                                                 =======

     Rentals, other than pole rentals, charged to operations approximated $8,900 in 1999, while pole rental expense approximated $19,000 in 1999.

     Other commitments include approximately $1.1 million at December 31, 1999, to upgrade the Venture's system in the community of Carlinville, Illinois, by December 2001.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     Beginning in August 1997, the Corporate General Partner elected to self-insure the Venture's cable distribution plant and customer connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

     In October 1998, FCLP reinstated third-party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

     All of the Venture's customers are served by its system in Carlinville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

     In the state of Illinois, customers have filed a punitive class action lawsuit on behalf of all persons residing in the state who are or were customers of the Venture's cable television service, and who have been charged a fee for delinquent payment of their cable bill. The action challenges the legality of the processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. At present, the Venture is not able to project the outcome of the action. All of the Venture's basic customers reside in Illinois where the claim has been filed.

NOTE 5 - EMPLOYEE BENEFIT PLAN

     The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Venture's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1999.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $79,800 in 1999. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner. This fee approximated $19,900 in 1999.

     The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $191,500 during 1999.

     The Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable system. The Venture reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Venture for these costs approximated $5,800 in 1999. No management fee is payable to the affiliates by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Substantially all programming services have been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Venture for these costs based on its costs. Programming fee expense was $507,500 in 1999. Programming fees are included in service costs in the statements of operations.

                                  EXHIBIT INDEX

  Exhibit
  Number       Description
  -------      -----------

   2.1a Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on
               Schedule 14A as filed on February 8, 2002).

   2.1b         Letter of Amendment, dated September 10, 2001, by and between
               Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to Exhibit B to Registrant's Definitive Proxy Statement on
               Schedule 14A as filed on February 8, 2002).

   2.1c Letter of Amendment, dated November 30, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to Exhibit C to Registrant's Definitive Proxy Statement on
               Schedule 14A as filed on February 8, 2002).

   2.1d Asset Purchase Agreement dated September 4, 2001, by and between Enstar IV/PBD Systems Venture and the City of Poplar Bluff, Missouri (Incorporated by reference to Exhibit D to Registrant's Definitive Proxy Statement on Schedule 14A as filed on February 8, 2002).

   2.2a Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program Iv-1, L.P., Enstar Income Program IV-2, L.P., Enstar Income Program-IV-3, L.P., Enstar Income/Growth Program Five-A, L.P., Enstar Income/Growth Program five-B, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar IX and Enstar XI, Ltd., as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., File No. 000-14508 for the quarter ended June 30, 2000.)

   2.2b Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P. Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program IV-1, File No. 000-15705 for the quarter ended September 30, 2000.)

   3 Second Amended and Restated Agreement of Limited Partnership of Enstar Income Program IV-2, L.P., dated as of August 1, 1988. (Incorporated by reference to the exhibits to

                                  EXHIBIT INDEX

  Exhibit
  Number       Description
  -------      -----------

               the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1988.)

   10.1 Amended and Restated Partnership Agreement of Enstar IV/PBD Systems Venture, as of December 15, 1986. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1986.)

   10.2 Amended and Restated Partnership Agreement of Enstar Cable of Macoupin County, as of October 1, 1993. (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 000-15706 for the quarter ended March 31, 1995.)

   10.3 Management Agreement between Enstar IV/PBD Systems Venture and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1986.)

   10.4 Management Agreement between Enstar Income Program IV-2, L.P. and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1986.)

   10.5 Partnership Agreement of Enstar Cable of Macoupin County, dated as of December 30, 1987. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1987.)

   10.6 Management Agreement between Enstar Cable of Macoupin County and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1988.)

   10.7 Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

   10.8 Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

   10.9 Consulting Agreement between Enstar Communications Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

**10.10a Resolution No. 1443 extending the cable television franchise for the City of Poplar Bluff, MO.

  10.10b Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Poplar Bluff, MO. (Incorporated by

                                  EXHIBIT INDEX

  Exhibit
  Number       Description
  -------      -----------

               reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1988.)

   10.11 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Dexter, MO. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1988.)

 **10.12 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Mt. Carmel, IL.

   10.13 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL. (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 000-15706 for the quarter ended September 30, 1997.)

   10.14 Franchise Ordinance granting a non-exclusive community antenna television system franchise for the City of Carlinville, Illinois. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-15706 for the fiscal year ended December 31, 1998.)

   21.1 Subsidiaries: Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County

 **99.1        Letter responsive to Temporary Note 3T to Article 3 of Regulation
               S-X.

**  Exhibits attached.