Form 10-Q
period 2003-03-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 2003-05-15
CIK 783764

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ----------------------------

                                    FORM 10-Q

                        ----------------------------

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                             12405 POWERSCOURT DRIVE
                            ST. LOUIS, MISSOURI 63131
                            -------------------------
           (Address of principal executive offices including zip code)

                                 (314) 965-0555
                                 --------------
              (Registrant's telephone number, including area code)

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

                        ENSTAR INCOME PROGRAM IV-2, L.P.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                 PAGE NO.
                                                                                                              --------
Item 1. Financial Statements - Enstar Income Program IV-2, L.P.
        Condensed Statements on Net Assets in Liquidation as of March 31, 2003
              and December 31, 2002                                                                              3

        Condensed Statement of Changes in Net Assets in Liquidation for the three months
              ended March 31, 2003                                                                               4

        Condensed Statement of Operations for the three months ended March 31, 2002                              5

        Condensed Statement of Cash Flows for the three months ended March 31, 2002                              6

        Notes to Condensed Financial Statements                                                                  7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   18

Item 4. Controls and Procedures                                                                                 23

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                                     24

Item 6. Exhibits and Reports on Form 8-K                                                                        24

SIGNATURES                                                                                                      25

CERTIFICATIONS                                                                                                  26

                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                                             MARCH 31,      DECEMBER 31,
                                                               2003            2002
                                                          --------------    ------------
                                                           (UNAUDITED)
ASSETS:
   Cash and cash equivalents                              $      174,700    $    136,400
   Equity in net assets of PBD Joint Venture                   2,545,700       2,837,300
   Equity in net assets of Macoupin Joint Venture                     --          42,000
                                                          --------------    ------------
   Total assets                                                2,720,400       3,015,700
                                                          --------------    ------------
LIABILITIES:
   Accounts payable and accrued liabilities                      370,600         370,900
   Due to affiliates                                              96,900         439,100
                                                          --------------    ------------
   Total liabilities                                             467,500         810,000
                                                          --------------    ------------
NET ASSETS IN LIQUIDATION:
   General Partners                                              (19,600)        (20,100)
   Limited Partners                                            2,272,500       2,225,800
                                                          --------------    ------------
                                                          $    2,252,900    $  2,205,700
                                                          ==============    ============

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

           CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

Additions:
   Distribution from PBD Joint Venture                                             $     350,000
   Distribution from Macoupin Joint Venture                                               42,000
   Interest income                                                                           200
                                                                                   -------------

                                                                                         392,200
Deductions:
   General and administrative expenses                                                    11,400
   Equity in changes in net assets in liquidation of PBD Joint Venture                   291,600
   Equity in changes in net assets in liquidation of Macoupin Joint Venture               42,000
                                                                                   -------------

    Total deductions                                                                     345,000
                                                                                   -------------

Net increase in net assets in liquidation                                                 47,200

NET ASSETS IN LIQUIDATION, beginning of period                                         2,205,700
                                                                                   -------------

NET ASSETS IN LIQUIDATION, end of period                                           $   2,252,900
                                                                                   =============

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                        CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

EQUITY IN NET INCOME OF JOINT VENTURES:
 Enstar IV/PBD Systems Venture                         $     693,100
 Enstar Cable of Macoupin County                              40,100
                                                       -------------
                                                             733,200
                                                       -------------
OPERATING EXPENSES:
 General and administrative expenses                         (11,400)
                                                       -------------
                                                             (11,400)
                                                       -------------
OTHER EXPENSE:
 Other expense                                               (65,300)
                                                       -------------
                                                             (65,300)
                                                       -------------
NET INCOME                                             $     656,500
                                                       =============
NET INCOME ALLOCATED TO GENERAL PARTNERS               $       6,600
                                                       =============
NET INCOME ALLOCATED TO LIMITED PARTNERS               $     649,900
                                                       =============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP
 INTEREST                                              $       16.31
                                                       =============
LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING THE PERIOD                                          39,848
                                                       =============

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.

                        CONDENSED STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $   656,500
 Adjustments to reconcile net income to net
   cash from operating activities:
    Equity in net income of joint ventures                (733,200)
    Changes in:
     Accrued liabilities and due to affiliates              64,300
                                                       -----------
       Net cash from operating activities                  (12,400)
                                                       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                       126,500
                                                       -----------
       Net cash from investing activities                  126,500
                                                       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                (125,800)
                                                       -----------

     Net cash from financing activities                   (125,800)
                                                       -----------
Net decrease in cash                                       (11,700)

CASH, beginning of period                                   80,600
                                                       -----------

CASH, end of period                                    $    68,900
                                                       ===========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-2, L.P. (the Partnership) as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three months ended March 31, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of March 31, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for such periods is presented on a different basis of accounting than the financial statements for the three months ended March 31, 2002, which is prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-1, L.P. ("Enstar IV-1"), collectively with the Partnership, "the Venturers", and Enstar Income Program IV-3, L.P., completed the sale of the Enstar Cable of Macoupin County's (Macoupin Joint Venture) systems to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, and, together with Enstar IV-1, the sale to Interlink Communications Partners, LLC of the Enstar IV/PBD Systems Venture's (PBD Joint Venture) (collectively with the Macoupin Joint Venture, "the Joint Ventures") Mt. Carmel system for a total sale price of approximately $4,994,800, the Partnership's one-half share of which is approximately $2,497,400 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

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

The Charter Sale and Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Ventures' systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Ventures' systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

On November 8, 2002, the Venturers entered into an asset purchase agreement providing for the sale of the PBD Joint Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,148,000, (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Venturers and eight other affiliated partnerships (which, together with the Venturers are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnerships' units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March and April 2003, a majority of the Limited Partners of the Venturers approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $17,400 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300, as a result of the accrued costs of liquidation recorded at the PBD Joint Venture. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation of the

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Partnership as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. No management fees were paid by the Partnership during 2003 and 2002.

Enstar Cable has entered into identical agreements with the PBD Joint Venture and the Macoupin Joint Venture of which the Partnership is a joint venturer and co-general partner, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's management fee expense approximated $17,400 and $52,400 for the three months ended March 31, 2003 and 2002, respectively. The Macoupin Joint Venture's management fee expense approximated $19,000 for three months ended March 31, 2002. In addition, the Macoupin Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Macoupin Joint Venture's gross revenues. The Macoupin Joint Venture's management fee expense to the the Corporate General Partner approximated $4,700 for the three months ended March 31, 2002. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture for these services was $18,700 and $149,200 for the three months ended March 31, 2003 and 2002, respectively. The total amount charged to the Macoupin Joint Venture for these costs approximated $49,100 for the three months ended March 31, 2002.

Substantially all programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on an allocation of its costs. The PBD Joint Venture recorded programming fee expense of $99,200 and $284,700 for the three months ended March 31, 2003 and 2002, respectively. The Macoupin Joint Venture recorded programming fee expense of $107,000 for the three months ended March 31, 2002. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income excluding gain on sale of cable systems has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and then to the General Partners to

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited partners and 1% to the General Partners. Gain and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocation and distributions are made must be funded by the respective partners.

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners.

5. EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

The Partnership and an affiliated partnership, Enstar IV-1, each own 50% of the PBD Joint Venture. The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each joint venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Condensed financial information for the PBD Joint Venture as of March 31, 2003 and December 31, 2002 and the three months ended March 31, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three months ended March 31, 2002.

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnerships. In March and April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be reflected once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the PBD Joint Venture as of March 31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the Venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the PBD Joint Venture and terminate the PBD Joint Venture as expeditiously as possible. Final dissolution of the PBD Joint Venture and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

Distributions from the PBD Joint Venture to the Partnership were $350,000 and $126,500 during the three months ended March 31, 2003 and 2002, respectively.

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          ENSTAR IV/PBD SYSTEMS VENTURE

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                                   MARCH 31,           DECEMBER 31,
                                                     2003                 2002
                                                ---------------      ---------------
                                                  (UNAUDITED)
ASSETS:
   Cash and cash equivalents                    $     4,543,300      $     5,788,900
   Prepaid expenses                                       7,100                5,200
   Property, plant and equipment                        818,400              818,400
   Franchise cost                                         3,500                3,500
                                                ---------------      ---------------

   Total assets                                       5,372,300            6,616,000
                                                ---------------      ---------------

LIABILITIES:
   Accounts payable                                      20,500               21,400
   Accrued liabilities                                   74,700              106,800
   Due to affiliates                                    185,700              813,200
                                                ---------------      ---------------

   Total liabilities                                    280,900              941,400
                                                ---------------      ---------------

NET ASSETS IN LIQUIDATION
   Enstar Income Program IV-1, L.P.                   2,545,700            2,837,300
   Enstar Income Program IV-2, L.P.                   2,545,700            2,837,300
                                                ---------------      ---------------
                                                $     5,091,400      $     5,674,600
                                                ===============      ===============

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          ENSTAR IV/PBD SYSTEMS VENTURE
           CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

Additions:
   Revenues                                                        $     348,400
   Interest income                                                        10,800
                                                                   -------------

       Total additions                                                   359,200
                                                                   -------------

Deductions:
   Service costs                                                         148,800
   General and administrative expenses                                    44,300
   General partner management fees and reimbursed expenses                36,100
   Distributions to venturers                                            700,000
   Capital expenditures                                                    5,600
   Other expense                                                           7,600
                                                                   -------------

       Total deductions                                                  942,400
                                                                   -------------

Net decrease in net assets in liquidation                               (583,200)

NET ASSETS IN LIQUIDATION, beginning of period                         5,674,600
                                                                   -------------

NET ASSETS IN LIQUIDATION, end of period                           $   5,091,400
                                                                   =============

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          ENSTAR IV/PBD SYSTEMS VENTURE

                        CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

REVENUES                                                           $   1,047,600
                                                                   -------------

OPERATING EXPENSES:
   Service costs                                                         406,900
   General and administrative expenses                                   116,900
   General partner management fees and reimbursed expenses               201,600
   Depreciation and amortization                                         273,500
                                                                   -------------
                                                                         998,900
                                                                   -------------

          Operating income                                                48,700

OTHER INCOME:
   Interest income                                                         2,300
   Gain on sale of cable systems                                       1,335,200
                                                                   -------------

                                                                       1,337,500
                                                                   -------------

NET INCOME                                                         $   1,386,200
                                                                   =============

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ENSTAR CABLE OF MACOUPIN COUNTY

The Partnership and two affiliated partnerships, Enstar IV-1 and Enstar Income Program IV-3, L.P. (Enstar IV-3, collectively referred to as the "Joint Venturers"), each own one-third of the Macoupin Joint Venture. Each of the Joint Venturers share equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method.

As a result of the sale of the Macoupin Joint Venture's systems, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the Venturers. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the Joint Venturers of which the Partnership's portion is $42,000.

Condensed financial information for the Macoupin Joint Venture as of December 31, 2002 and for the three months ended March 31, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three months ended March 31, 2002. As all remaining assets of the Macoupin Joint Venture have been distributed, the statement of net assets in liquidation is not presented as of March 31, 2003.

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         ENSTAR CABLE OF MACOUPIN COUNTY
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

                                DECEMBER 31, 2002

ASSETS:
   Cash and cash equivalents                $      171,700
                                            --------------

   Total assets                                    171,700
                                            --------------

LIABILITIES:
   Due to affiliates                                45,700
                                            --------------

   Total liabilities                                45,700
                                            --------------

NET ASSETS IN LIQUIDATION:
   Enstar Income Program IV-1, L.P.                 42,000
   Enstar Income Program IV-2, L.P.                 42,000
   Enstar Income Program IV-3, L.P.                 42,000
                                            --------------
                                            $      126,000
                                            ==============

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         ENSTAR CABLE OF MACOUPIN COUNTY
           CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

Deductions:
   Distribution to joint venturers                    $      (126,000)
                                                      ---------------

Net decrease in net assets in liquidation                    (126,000)

NET ASSETS IN LIQUIDATION, beginning of period                126,000
                                                      ---------------

NET ASSETS IN LIQUIDATION, end of period              $            --
                                                      ===============

                        ENSTAR INCOME PROGRAM IV-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         ENSTAR CABLE OF MACOUPIN COUNTY
                        CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

REVENUES                                                          $    474,000
                                                                  ------------

OPERATING EXPENSES:
   Service costs                                                       157,900
   General and administrative expenses                                  49,200
   General partner management fees and reimbursed expenses              72,800
   Depreciation and amortization                                        75,800
                                                                  ------------
                                                                       355,700
                                                                  ------------

          Operating income                                             118,300

OTHER INCOME:
   Interest income                                                       2,000
                                                                  ------------
NET INCOME                                                        $    120,300
                                                                  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002, for additional information regarding such matters and the effect thereof on our business.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $17,400 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the PBD Joint Ventures. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

General and administrative expenses remained $11,400 for the three months ended March 31, 2003 and 2002.

Interest income of $200 for the three months ended March 31, 2003 is due to higher average cash balances available for investment.

Other expense of $65,300 for the three months ended March 31, 2002, represents estimated transaction costs and taxes and related adjustments associated with the sale of certain of the Joint Ventures' cable systems.

THE ENSTAR IV/PBD SYSTEMS VENTURE

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnerships. In March and April 2003, the required number of votes necessary to implement the plan of liquidation were obtained.

As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be reflected once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the PBD Joint Venture as of March 31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the joint venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

On March 21, 2002 and April 10, 2002, the PBD Joint Venture completed the sales of the Poplar Bluff and the Mt. Carmel cable television systems, respectively. Accordingly, results of operations for the three months ended March 31, 2003 are not comparable to and are on a different basis of accounting than the three months ended March 31, 2002.

The PBD Joint Venture's revenues decreased $699,200 from $1,047,600 to $348,400, or 66.7%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was due to a decline in the number of basic and premium service customers primarily as a result of the sale of the PBD Joint Venture's cable systems in March and April 2002. As of March 31, 2003 and 2002, the PBD Joint Venture had approximately 3,600 and 9,900 basic service customers, respectively, and 500 and 2,100 premium service customers, respectively. The Poplar Bluff and Mt. Carmel systems sold in March and April 2002 had approximately 6,200 basic service customers and 1,500 premium customers.

Service costs decreased $258,100 from $406,900 to $148,800, or 63.4%, for the three months March 31, 2003 compared to the corresponding period in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the PBD Joint Venture's cable systems in March and April 2002.

General and administrative expenses decreased $72,600 from $116,900 to $44,300, or 62.1%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to the sale of the PBD Joint Venture's cable systems in March and April 2002.

General partner management fees and reimbursed expenses decreased $165,500 from $201,600 to $36,100, or 82.1%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. These costs represent administrative costs reimbursed to Charter by the PBD Joint Venture based on Charter's actual costs incurred. The decrease was primarily due to a decrease in management fees and reimbursable costs as a result of the sale of the PBD Joint Venture's cable systems.

Depreciation and amortization expense decreased from $273,500 to $0 for the three months ended March 31, 2003 compared to the corresponding period in 2002, primarily due to the sale of the PBD Joint Venture's cable systems. In addition, depreciation and amortization ceased upon the adoption of liquidation basis accounting.

Interest income increased $8,500 from $2,300 to $10,800 for the three months ended March 31, 2003 compared to the corresponding period in 2002. The increase was primarily due to higher average cash balances available for investment.

Other expense totaled $7,600 for the three months ended March 31, 2003. Other expense represents costs incurred in connection with the proposed sales transaction.

Gain on sale of cable systems totaled $1,335,200 for the three months ended March 31, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment related to the Poplar Bluff sale.

The PBD Joint Venture distributed $700,000 to the Venturers as a result of the sale of the PBD Joint Venture's cable systems.

ENSTAR CABLE OF MACOUPIN COUNTY

On April 10, 2002, the Macoupin Joint Venture completed the sale of its cable systems and accordingly had no results of operations for the three months ended March 31, 2003.

Final dissolution of the Macoupin Joint Venture occurred in Janauary 2003 with the final cash distribution to the joint venturers of $126,000.

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

All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $125,800 during the three months ended March 31, 2002. Distributions from the Joint Ventures were $392,000 and $126,500 during the three months ended March 31, 2003 and 2002, respectively.

Cash and cash equivalents increased $38,400 from $136,400 at December 31, 2002 to $174,800 at March 31, 2003 primarily due to distributions of $392,000 received from the Joint Ventures offset by a repayment of $350,000 on the amounts due to affiliates. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $11,700 from $80,600 at December 31, 2001 to $68,900 at March 31, 2002
primarily as a result of $12,400 of cash used by operating activities.

We believe that cash generated by operations of the PBD Joint Venture will be adequate to fund any required capital expenditures as required by franchise authorities and other liquidity requirements in 2003 and through the proposed sale. At this time, the PBD Joint Venture does not anticipate making significant additional upgrades to the Dexter, Missouri cable plant or headend electronics.

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

The estimated cost of upgrading the PBD Joint Venture's system to two-way capability in order to be able to offer high-speed Internet service from the Dexter, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $2.4 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.8 million (for an upgrade to 870 MHz capacity). Given the high cost of such a comprehensive upgrade effort, the limited funds available to us, the pending sale and the belief that a comprehensive plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our system, maintain compliance with franchise agreements and be economically prudent.

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

LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-1, L.P. ("Enstar IV-1"), collectively with the Partnership, "the Venturers", and Enstar Income Program IV-3, L.P., completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, and, together with Enstar IV-1, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's (collectively with the Macoupin Joint Venture, "the Joint Ventures") Mt. Carmel system for a total sale price of approximately $4,994,800, the Partnership's one-half share of which is approximately $2,497,400 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-1, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8,000,000 (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000.

The Charter Sale and Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Ventures' systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Ventures' systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

On November 8, 2002, the joint venturers entered into an asset purchase agreement providing for the sale of the PBD Joint Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC
(Telecommunications Management) for a total sale price of approximately $3,148,000, (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Venturers and eight other affiliated partnerships (which, together with the Venturers are collectively referred to as the "Telecommunications

Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnerships' units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March and April 2003, a majority of the Limited Partners of the Venturers approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $17,400 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the PBD Joint Venture. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

CERTAIN TRENDS AND UNCERTAINTIES

Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Venture.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

It is difficult to assess the impact that the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce the Joint Venture's revenues and operating cash flow as well as the collectibility of accounts receivable.

INFLATION

Certain of our expenses, including the Joint Venture, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Joint Ventures do not believe that their financial results have been, or will be, adversely affected by inflation in a material manner, provided that the Joint Venture is able to increase our service prices periodically, of which there can be no assurance.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
Number                          Description of Document
------                          -----------------------
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

 2.1b     Letter of Amendment, dated as of February 6, 2003, between Enstar
          Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar
          Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P.,
          Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P.,
          Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and
          Telecommunications Management, LLC (Incorporated by reference to
          Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth
          Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

 2.1c     Letter of Amendment, dated as of April 24, 2003, between Enstar Income
          Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income
          Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
          VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar
          IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and
          Telecommunications Management, LLC (Incorporated by reference to
          Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth
          Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative
          Officer).*

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial
          Officer).*

* filed herewith

(b) REPORTS ON FORM 8-K

    On February 14, 2003 the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

    On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

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

                              ENSTAR INCOME PROGRAM IV-2, L.P.

                              By: ENSTAR COMMUNICATIONS CORPORATION
                                  ---------------------------------
                                  Corporate General Partner

Date: May 15, 2003            By: /s/ Paul E. Martin
                                  -----------------------------------------
                              Name:  Paul E. Martin
                              Title: Senior Vice President and Corporate
                                     Controller (Principal Financial Officer and
                                     Principal Accounting Officer)

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

Date: May 15, 2003

/s/  Steven A. Schumm
---------------------
Steven A. Schumm
Director, Executive Vice President,
Chief Administrative Officer and Interim
Chief Financial Officer
(Principal Executive Officer)

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

Date: May 15, 2003

/s/  Paul E. Martin
-------------------
Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
 Number                          Description of Document
 ------                          -----------------------
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

 2.1b     Letter of Amendment, dated as of February 6, 2003, between Enstar
          Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar
          Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P.,
          Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P.,
          Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and
          Telecommunications Management, LLC (Incorporated by reference to
          Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth
          Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

 2.1c     Letter of Amendment, dated as of April 24, 2003, between Enstar Income
          Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income
          Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
          VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar
          IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and
          Telecommunications Management, LLC (Incorporated by reference to
          Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth
          Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative
          Officer).*

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial
          Officer).*

* filed herewith