Form 10-Q
period 2004-03-31
ENSTAR INCOME PROGRAM IV-2 LP
filed 2004-05-17
CIK 783764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-2, L.P.
Quarterly Report on Form 10-Q for the Period ended March 31, 2004
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-2, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                              March 31,     December 31,
                                                                                2004           2003
                                                                             ------------  ------------
                                                                             (Unaudited)

ASSETS:
   Cash.................................................................... $    165,700  $    168,100
   Equity in net assets of PBD Joint Venture...............................      294,500       298,500
                                                                             ------------  ------------

         Total assets......................................................      460,200       466,600
                                                                             ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities................................       40,800        42,900
   Due to affiliates.......................................................       20,500        20,800
                                                                             ------------  ------------

          Total liabilities................................................       61,300        63,700
                                                                             ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners........................................................        9,600         9,600
   Limited Partners........................................................      389,300       393,300
                                                                             ------------  ------------
                                                                            $    398,900  $    402,900
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-2, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

                                                                                       2004             2003
                                                                                  ---------------  ---------------
Additions:
  Distribution from PBD Joint Venture........................................... $            --  $       350,000
  Distribution from Macoupin Joint Venture......................................              --           42,000
  Interest income...............................................................              --              200
                                                                                  ---------------  ---------------
      Total additions...........................................................              --          392,200
                                                                                  ---------------  ---------------
Deductions:
  General and administrative expenses...........................................              --           11,400
  Equity in changes in net assets in liquidation of PBD Joint Venture...........           4,000          291,600
  Equity in changes in net assets in liquidation of Macoupin Joint Venture......              --           42,000
                                                                                  ---------------  ---------------
      Total deductions..........................................................           4,000          345,000
                                                                                  ---------------  ---------------
Net increase (decrease) in net assets in liquidation............................          (4,000)          47,200

NET ASSETS IN LIQUIDATION, beginning of period..................................         402,900        2,205,700
                                                                                  ---------------  ---------------
NET ASSETS IN LIQUIDATION, end of period........................................ $       398,900  $     2,252,900
                                                                                  ===============  ===============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-2, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-2, L.P. (the Partnership) as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the entire year.

All of the Partnership's cable television business operations were conducted through its participation as a General Partner in both the Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and, until the sale of its remaining cable systems in the second quarter of 2002, Enstar Cable of Macoupin County (the "Macoupin Joint Venture") (collectively the "Joint Ventures"). The Partnership has a 50% interest in the PBD Joint Venture and a one-third interest in the Macoupin Joint Venture. The PBD Joint Venture is owned equally by the Partnership and an affiliated partnership (Enstar Income Program IV-1, L.P., "Enstar IV-1"). The Macoupin Joint Venture was owned equally by the Partnership and two affiliated partnerships (Enstar IV-1 and Enstar Income Program IV-3, L.P., "Enstar IV-3"). The Partnership did not own or operate any cable television operations in 2004 and 2003 other than through its investment in the Joint Ventures.

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

2. LIQUIDATION BASIS ACCOUNTING

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow proceeds received by the PBD Joint Venture and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

3. SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the PBD Joint Venture completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $2,782,500 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $2.9 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

4. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. No management fees were paid by the Partnership during 2004 and 2003.

Enstar Cable has entered into identical agreements with the PBD Joint Venture and the Macoupin Joint Venture, of which the Partnership is a joint venturer and co-general partner, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's management fee expense approximated $0 and $17,400 for the three months ended March 31, 2004 and 2003, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's or Joint Ventures' allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture for these services was $0 and $18,700 for the three months ended March 31, 2004 and 2003, respectively.

Substantially all programming services were purchased through Charter. Charter charged the Joint Ventures for these costs based on an allocation of its costs. The PBD Joint Venture recorded programming fee expense of $0 and $99,200 for the three months ended March 31, 2004 and 2003, respectively. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation.

5. CERTAIN TRENDS AND UNCERTAINTIES

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

6. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

7. EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

The Partnership and an affiliated partnership, Enstar IV- 1each own 50% of the PBD Joint Venture. Each joint venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Condensed financial information for the PBD Joint Venture as of March 31, 2004 and December 31, 2003 and the three months ended March 31, 2004 and 2003 are presented in the following statements of net assets in liquidation and statements of changes in net assets in liquidation.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Venturers. Distributions ultimately made to the Venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. Accrued costs of liquidation were increased by $8,000 during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the Venturers.

The Corporate General Partner's intention is to terminate the Venture as expeditiously as possible. The PBD Joint Venture made an initial distribution payment of $6.2 million to the Venturers in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

Distributions from the PBD Joint Venture to the Partnership were $350,000 during the three months ended March 31, 2003.

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                            March 31,   December 31,
                                                              2004         2003
                                                           -----------  ----------
                                                           (Unaudited)

ASSETS:
  Cash and cash equivalents.............................. $   342,800  $  459,600
  Due from affiliates....................................     206,200     210,100
  Escrow deposits........................................     105,400     105,400
                                                           -----------  ----------
  Total assets...........................................     654,400     775,100
                                                           -----------  ----------

LIABILITIES:
  Accrued liabilities....................................      30,200      26,100
  Due to purchaser.......................................      35,200     152,000
                                                           -----------  ----------
  Total liabilities......................................      65,400     178,100
                                                           -----------  ----------
NET ASSETS IN LIQUIDATION:
   Enstar Income Program IV-1, L.P.......................     294,500     298,500
   Enstar Income Program IV-2, L.P.......................     294,500     298,500
                                                           -----------  ----------
                                                          $   589,000  $  597,000
                                                           ===========  ==========

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

                                                                     2004            2003
                                                                ---------------  -------------
Additions:
   Revenues................................................... $            --  $     348,400
   Interest income............................................              --         10,800
                                                                ---------------  -------------
      Total additions.........................................              --        359,200
                                                                ---------------  -------------
Deductions:
   Service costs..............................................              --        148,800
   General and administrative expenses........................              --         44,300
   General partner management fees and reimbursed expenses....              --         36,100
   Distributions to venturers.................................              --        700,000
   Capital expenditures.......................................              --          5,600
   Increase in accrued costs of liquidation...................           8,000             --
   Other expenses.............................................              --          7,600
                                                                ---------------  -------------
      Total deductions........................................           8,000        942,400
                                                                ---------------  -------------
Net decrease in net assets in liquidation.....................          (8,000)      (583,200)

NET ASSETS IN LIQUIDATION, beginning of period................         597,000      5,674,600
                                                                ---------------  -------------
NET ASSETS IN LIQUIDATION, end of period...................... $       589,000  $   5,091,400
                                                                ===============  =============

ENSTAR CABLE OF MACOUPIN COUNTY

The Partnership and two affiliated partnerships, Enstar IV-1 and Enstar IV-3 (collectively referred to as the "Joint Venturers") each owned one-third of the Macoupin Joint Venture. Each of the Joint Venturers shared equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture was accounted for on the equity method. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the Joint Venturers of which the Partnership's portion is $42,000.

Condensed financial information for the Macoupin Joint Venture for the three months ended March 31, 2003 is presented in the following condensed statement of changes in net assets in liquidation. As all remaining assets of the Joint Venture have been distributed, the condensed statements of net assets in liquidation as of March 31, 2004 or December 31, 2003 and the condensed statement of changes in net assets in liquidation for the three months ended March 31, 2004 are not presented.

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

Deductions:
  Distribution to joint venturers............................... $     (126,000)
                                                                  --------------

Net decrease in net assets in liquidation.......................       (126,000)

NET ASSETS IN LIQUIDATION, beginning of period..................        126,000
                                                                  --------------
NET ASSETS IN LIQUIDATION, end of period........................ $           --
                                                                  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding such matters and the effect thereof on our business.

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

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow proceeds received by the PBD Joint Venture and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

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

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the "Letter") from the Division of Corporation Finance (the "Division") of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. In the event we receive approval of the no action letter from the Securities and Exchange Commission, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership operated the PBD Joint Venture through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on December 31, 2002. Accordingly, no discussion of operating results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at March 31, 2004 were $398,900, consisting of assets of $460,200, offset by liabilities of $61,300. The net change in net assets in liquidation for the three months ended March 31, 2004 was a decrease of $4,000 as a result of an increase in estimated costs to liquidate the PBD Joint Venture. Net assets in liquidation at December 31, 2003 were $402,900, consisting of assets of $466,600, offset by liabilities of $63,700. The net change in net assets in liquidation for the three months ended March 31, 2003 was an increase of $47,200 primarily as a result of the Partnership's share of the net operating results of the Joint Venture's cable systems.

THE ENSTAR IV/PBD SYSTEMS VENTURE

The PBD Joint Venture operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on December 31, 2002. Accordingly, no discussion of operating results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at March 31, 2004 were $589,000, consisting of assets of $654,400, offset by liabilities of $65,400. The net change in net assets in liquidation for the three months ended March 31, 2004 was a decrease of $8,000 as a result of an increase in estimated costs to liquidate the PBD Joint Venture. Net assets in liquidation at December 31, 2003 were $597,000, consisting of assets of $775,100, offset by liabilities of $178,100. The net change in net assets in liquidation for the three months ended March 31, 2003 was a decrease of $583,200 primarily as a result of distributions to the Joint Venturers offset by net operating results of the PBD Joint Venture's cable systems.

ENSTAR CABLE OF MACOUPIN COUNTY

On April 10, 2002, the Macoupin Joint Venture completed the sale of its cable systems and accordingly had no operations for the three months ended March 31, 2004.

Final dissolution of the Macoupin Joint Venture occurred in January 2003 with the final cash distribution to the joint venturers of $126,000.

LIQUIDITY AND CAPITAL RESOURCES

THE PARTNERSHIP

Cash and cash equivalents decreased $2,400 from $168,100 at December 31, 2003 to $165,700 at March 31, 2004. This decrease was primarily attributable to payment of accrued liquidation costs of $1,600.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $2.9 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

THE PBD JOINT VENTURE

Cash and cash equivalents decreased $116,800 from $459,600 at December 31, 2003 to $342,800 at March 31, 2004. This decrease was attributable to payments of $116,800 on amounts owed to Telecommunications Management.

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

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer, acting in the capacity of our Principal Executive Officer, and our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives of the Corporate General Partner. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2004

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